Form 10-Q
period 1995-12-31
CHAD THERAPEUTICS INC
filed 1996-02-05
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  December 31, 1995

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

                                 --------------
                                (Former Address)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares           9,575,290

                          CHAD THERAPEUTICS, INC.
                              Balance Sheets
                    December 31, 1995 and March 31, 1995

                                  ASSETS

                                                    December 31,      March 31,
                                                       1995             1995
                                                    -----------       ---------
                                                    (Unaudited)
Current assets:
   Cash                                              $  292,000     $ 1,219,000
   Marketable securities                              1,656,000         416,000
   Accounts receivable, less allowance for
     doubtful accounts of $82,000 at
     December 31, 1995 and $52,000 at
     March 31, 1995                                   2,805,000       2,126,000
   Inventories (Note 2)                               3,481,000       1,845,000
   Income taxes refundable                              154,000          84,000
   Prepaid expenses                                     142,000         125,000
   Deferred income taxes                                 74,000         154,000
                                                     ----------     -----------

     Total current assets                             8,604,000       5,969,000

Property and equipment, at cost                       1,025,000         806,000
   Less accumulated depreciation                        539,000         460,000
                                                     ----------     -----------
     Net property and equipment                         486,000         346,000
                                                     ----------     -----------

Other assets, net                                       210,000          56,000
                                                     ----------     -----------

     Total assets                                    $9,300,000     $ 6,371,000
                                                     ==========     ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $  556,000     $   514,000
   Accrued expenses                                     771,000         283,000
   Income taxes payable                                   -               -
                                                     ----------     -----------

     Total current liabilities                        1,327,000         797,000
                                                     ----------     -----------
Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,566,000 and 6,413,000
  shares issued and outstanding                       6,509,000       6,832,000
 Retained earnings                                    1,658,000      (1,258,000)
                                                     ----------     -----------

                                                      8,167,000       5,574,000
 Less treasury shares, at cost, 12,000 shares          (194,000)          -
                                                     ----------     -----------

     Net shareholders' equity                         7,973,000       5,574,000
                                                     ----------     -----------
     Total liabilities and shareholders' equity      $9,300,000     $ 6,371,000
                                                     ==========     ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the three months ended December 31, 1995 and 1994
                                   (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                         1995            1994
                                                         ----            ----
Net sales                                            $ 4,641,000      $3,667,000
Cost of sales                                          2,004,000       1,721,000
                                                     -----------      ----------

        Gross profit                                   2,637,000       1,946,000

Costs and expenses:
   Selling, general and administrative                 1,077,000         951,000
   Research and development                               37,000           5,000
                                                     -----------      ----------

        Total costs and expenses                       1,114,000         956,000
                                                     -----------      ----------

        Operating income                               1,523,000         990,000

   Other income - interest income                         32,000          12,000
                                                     -----------      ----------

        Earnings before income taxes                   1,555,000       1,002,000

Income taxes                                             615,000         353,000
                                                     -----------      ----------

        Net earnings                                 $   940,000      $  649,000
                                                     ===========      ==========

        Net earnings per share                       $       .09      $      .07
                                                     ===========      ==========

Weighted average number of common shares
   (Note 3)                                           10,050,000       9,784,000
                                                     ===========      ==========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the nine months ended December 31, 1995 and 1994
                                   (Unaudited)

                                                           Nine Months Ended
                                                           -----------------
                                                           1995         1994
                                                           ----         ----
Net sales                                             $15,188,000    $10,715,000
Cost of sales                                           6,542,000      5,066,000
                                                      -----------    -----------

        Gross profit                                    8,646,000      5,649,000

Costs and expenses:
   Selling, general and administrative                  3,782,000      2,846,000
   Research and development                                92,000         30,000
                                                      -----------    -----------

        Total costs and expenses                        3,874,000      2,876,000
                                                      -----------    -----------

        Operating income                                4,772,000      2,773,000

   Other income - interest income                          75,000         35,000
                                                      -----------    -----------

        Earnings before income taxes                    4,847,000      2,808,000

Income taxes                                            1,931,000        987,000
                                                      -----------    -----------

        Net earnings                                  $ 2,916,000    $ 1,821,000
                                                      ===========    ===========

            Net earnings per share                    $       .29    $       .18
                                                      ===========    ===========

Weighted average number of common shares
   (Note 3)                                             9,987,000      9,914,000
                                                      ===========    ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                  For the nine months ended December 31, 1995
                                   (Unaudited)

                                Common Shares           Retained      Treasury
                             Shares       Amount        Earnings       Shares
                           ---------    ----------    -----------    ---------
Balance at
 March 31, 1995            9,619,000    $6,832,000    $(1,258,000)   $     -

Common Shares repurchased    (71,000)     (392,000)           -            -

Common Shares repurchased
 at cost                         -             -              -       (228,000)

Common Shares issued for
 purchase under employee
 benefit plan                    -           6,000            -         34,000

Exercise of stock options     18,000        60,000            -            -

Other                            -           3,000            -            -

Net earnings                     -             -        2,916,000          -
                           ---------    ----------    -----------    ---------

Balance at
 December 31, 1995         9,566,000    $6,509,000    $ 1,658,000    $(194,000)
                           =========    ==========    ===========    =========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the nine months ended December 31, 1995 and 1994
                                   (Unaudited)

                                                         Nine Months Ended
                                                         -----------------
                                                       1995            1994
                                                       ----            ----
Cash flows from operating activities:
  Net earnings                                     $ 2,916,000      $ 1,821,000
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Depreciation and amortization                     79,000           63,000
      Changes in assets and liabilities:
      Decrease (increase) in marketable securities  (1,240,000)            -
      Decrease (increase) in accounts receivable      (679,000)        (515,000)
      Decrease (increase) in inventories            (1,636,000)        (295,000)
      Decrease (increase) in income taxes
        refundable                                     (70,000)         (57,000)
      Decrease (increase) in prepaid expenses          (17,000)         (48,000)
      Decrease (increase) in deferred income taxes      80,000             -
      Decrease (increase) in other assets             (154,000)         (21,000)
      Increase (decrease) in accounts payable           42,000          262,000
      Increase (decrease) in accrued expenses          488,000          138,000
        Increase (decrease) in income taxes
          payable                                         -              (6,000)
                                                   -----------      -----------
          Net cash provided by (used in)
            operating activities                      (191,000)       1,342,000
                                                   -----------      -----------

Cash flows from investing activities-capital
  expenditures                                        (219,000)        (119,000)
                                                   -----------      -----------
Cash flows from financing activities:
  Exercise of stock options                             60,000             -
  Common shares repurchased                           (620,000)      (1,424,000)
  Common shares issued                                  40,000           65,000
  Other                                                  3,000             -
                                                   -----------      -----------
          Net cash used in financing
            activities                                (517,000)      (1,359,000)
                                                   -----------      -----------

Net increase (decrease) in cash                       (927,000)        (136,000)

Cash beginning of period                             1,219,000        2,031,000
                                                   -----------      -----------

Cash end of period                                 $   292,000      $ 1,895,000
                                                   ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                       $      -         $      -
    Income Taxes                                     2,005,000        1,050,000
                                                   ===========      ===========

Supplemental schedule of noncash investing
  and financing activities:
  Tax benefit from exercise of non-qualified
    stock options                                  $      -         $      -
                                                   ===========      ===========


See accompanying notes to financial statements.

                           CHAD THERAPEUTICS, INC.
                             December 31, 1995
                                (Unaudited)

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

2.  Inventories

    Inventories at December 31, 1995, are summarized as follows:

                    Finished goods          $  980,000
                    Work-in-Process          1,199,000
                    Raw materials            1,302,000
                                            ----------
                                            $3,481,000
                                            ==========

3.  Net Earnings Per Common Share

Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding. The weighted average number of shares for the periods ended December 31, 1995, has been restated for the 3 for 2 stock split paid on October 16, 1995.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1995

Results of Operations

Sales for the three and nine months ended December 31, 1995, increased $974,000 and $4,473,000 or 26.6% and 41.8%, respectively, over the prior year's periods. There were no price increases during the period presented. The increase in sales relates primarily to increases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are benefiting from the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 13.8% and 13.1% of total sales for the periods ended December 31, 1995 and 1994, respectively, as these sales increased at a slightly slower rate than domestic sales. Currently, management expects sales to foreign distributors during the upcoming fiscal year to increase on an annual basis; however, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

In June, 1989, a new procedure for payment by Medicare for home oxygen services became effective which provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Previously dealers were reimbursed on the basis of total oxygen delivered and a rental charge which varied based on the type of system being used and other factors. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive now to operate efficiently, inexpensive concentra tors have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers. Management believes the new reimbursement procedures have heightened interest in the cost savings and increased mobility afforded by oxygen conserving devices such as the Company's products.

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - has stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communications program has been initiated with all of the major

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               December 31, 1995

Results of Operations (continued)

national chains. Management believes that the consolidation activity being experienced in the home oxygen business is temporary and should have no adverse effects on the Com pany's growth.

Cost of sales as a percent of net sales decreased from 46.9% to 43.2% and from 47.3% to 43.1%, respectively, for the three and nine months periods ended December 31, 1995, as compared to the prior year's periods. The current period has been affected by decreased production costs associated with bringing certain manufacturing operations in house. Management believes the cost per unit should continue to decline in future periods as efficiencies of in house manufacturing are assimilated in production.

Selling, general and administrative expenditures decreased as a percentage of net sales for the three and nine months periods ended December 31, 1995, as compared to the prior year's periods, from 25.9% to 23.2% and from 26.6% to 24.9%, respectively, as the rate of growth in sales exceeded the increased costs associated with such growth. Research and development expenses increased in 1995. Management expects to spend increasing amounts in the upcoming year on research and development to enhance and expand the Company's product line if appropriate products can be identified.

At March 31, 1995, the Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 31.5% in 1995.

Financial Condition

At December 31, 1995, the Company had cash and marketable securities totaling $1,948,000 or 21% of total assets, as compared to $1,635,000 (26%) at March 31, 1995. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. In the current period, under this plan the Company has used $392,000 in cash to purchase 71,000 common shares at $5.50 per share, which shares have been retired. In addition, in the current period the Company purchased approximately 12,000 shares of its own stock at a cost of $228,000 for purposes of funding contributions to the Company's 401(k) plan. Net working capital increased from $5,172,000 at March 31, 1995, to $7,277,000 at December 31, 1995, in spite of the amounts utilized in the aforementioned stock purchases. Accounts receivable increased $679,000 during the period ended December 31, 1995, which related to increase in the sales activity. Future increases or decreases in accounts receivable will generally coincide

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1995

Financial Condition (continued)

with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $1,636,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

While historically the Company had relied upon the proceeds derived from the sale of securities to finance its operations, management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company does not anticipate any material capital expenditures during the next twelve months. However, the Company may make additional stock repurchases pursuant to the Board of Directors authorization. The Company does not provide post employment retirement bene fits.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CHAD THERAPEUTICS, INC.
                                             ----------------------------------
                                                        (Registrant)

Date    02/05/96                              /S/ Charles R. Adams
    ---------------                          ----------------------------------
                                              Charles R. Adams
                                              Chief Executive Officer

Date    02/05/96                              /S/ Earl L. Yager
    ---------------                          ----------------------------------
                                              Earl L. Yager
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary