Form 10-K
period 1996-03-31
CHAD THERAPEUTICS INC
filed 1996-06-25
CIK 713492

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  10 - K


           [x]  Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from __________ to __________

                 Commission file number 0-11363

                            Chad Therapeutics, Inc.
             (Exact name of registrant as specified in its charter)

     California                                 95-3792700
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

  9445 De Soto Avenue, Chatsworth, CA              91311
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (818) 882-0883

Securities registered pursuant to Section 12(b) of the Act: None.

   Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, $.01 par value
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No __

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 17, 1996 (based on the average over-the-counter bid and asked prices of such stock on such date) was $172,175,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 17, 1996:

     Common Shares                           9,632,185

     Portions of the Registrant's definitive Proxy Statement for its September 10, 1996, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1996 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

                                     PART I

Item 1.   Business

     Chad Therapeutics, Inc. ("CHAD" or the "Company") was organized in August, 1982, to develop, produce and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June, 1983, and has introduced additional respiratory care devices in subsequent years.

Pulmonary Disease and Oxygen Therapy

     The Company was organized to pursue the development and marketing of devices which improve the efficiency of systems used to administer oxygen to patients requiring supplemental oxygen. These are primarily patients suffering from chronic obstructive pulmonary diseases.

     Chronic obstructive pulmonary diseases (COPD) are progressive, debilitating conditions that affect millions of Americans, severely limiting their activities and shortening their lives. Such conditions, which include chronic bronchitis, emphysema and severe asthma, decrease the capacity of the lungs to oxygenate the blood. To make up for this deficiency, it is common medical practice to administer supplemental oxygen, usually on a 24 hours per day basis in an amount sufficient to increase blood oxygenation to near normal levels.

     A report issued in September, 1981, by the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) stated that chronic obstructive pulmonary diseases were the fastest rising cause of death in the United States, accounting for approximately 2.5% of all deaths and costing more than $15 billion a year in health care and lost time and wages. The NIH Report estimated that in 1981 there were approximately 9 million people in the United States suffering from chronic bronchitis and emphysema.

     More recently, the Epidemiology and Statistics Unit of the American Lung Association reported that in 1989 there were 14.6 million Americans suffering from COPD. This report also notes that the death rate from COPD has increased by 28.5 percent in the decade from 1979 to 1989. Some authorities estimate that as many as 20 million Americans who are now affected by COPD will eventually require supplemental oxygen.

  Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at $1.5 billion for 1993. Medicare, which accounts for about 60% of home oxygen dealers' revenues, expected to spend almost $1 billion in 1993 for home oxygen as compared to $826 million in 1992 according to officials of the Health Care Financing Administration. Market revenues for home oxygen have grown consistently at 8-10% per year for the past five years. This is due to the increasing number of COPD patients as well as the move to home care and out of hospitals. Overall hospital discharge rates relative to COPD declined 67% over the period 1983 - 1989.

     Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations where the incidence is higher than in the United States. The potential international market for home oxygen is expected to grow to 150% of the U.S. market before the end of the decade.

     The primary oxygen supply for home patients is provided from cylinders containing compressed gaseous oxygen (5-10% of users), reservoirs containing liquid oxygen (20-25%) or by means of concentrators which concentrate oxygen from the ambient air (65-75%).

     Standard oxygen delivery systems are characteristically inefficient, permitting over 67% of the oxygen supply delivered to the patient to be wasted, primarily because the oxygen is administered steadily to the patient, even while he is exhaling. Since the normal breathing cycle consists of an exhalation period which is approximately twice as long as the inhalation period, at least two-thirds of the oxygen from this continuous flow system is wasted. Furthermore, it is generally accepted that the oxygen breathed in during the first one-third of the inhalation period provides most of the oxygenation benefit to the patient.

      In June, 1989, the home oxygen market changed. A new procedure for payment by Medicare for home oxygen services became effective. This new procedure provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement and disregards modality, the type of system in use. Prior to that time, dealers were reimbursed on the basis of total oxygen delivered by the dealer and reimbursement also varied based on the modality used and other variables. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers.

      There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.

      Mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, leading authorities now state that maintenance and improvement of the patient's quality of life should be the major objective in the treatment of COPD. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.

CHAD's Products

     Recognizing the need for more efficient oxygen delivery systems, the Company has pursued, since its inception, the development and marketing of devices which are designed to conserve oxygen. The benefits of such improvements include substantial cost savings and increased mobility for ambulatory patients who require portable oxygen supplies. These devices extend the life of oxygen supplies, make possible more compact and longer lasting portable systems and thereby improve the quality of life for home oxygen patients.

     OXYMIZER and OXYMIZER Pendant Oxygen-Conserving Devices. In June, 1983, the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to 4 to 1 savings of oxygen when used with any oxygen supply source.

      The OXYMIZER device contains a collapsible reservoir which captures incoming oxygen delivered during expiration and prevents its waste. The oxygen captured in this reservoir is then inhaled by the patient during the first instant of his next inspiration. The OXYMIZER device thus both conserves oxygen and provides the patient with an extra rich supply of oxygen at the beginning of the inhalation period when it can be most effectively utilized.

     Extensive clinical testing and trials over the past ten years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen.

     There have been more than 32 clinical evaluations from institutions worldwide, that have confirmed the efficacy and oxygen savings realized by patients who use the OXYMIZER devices.

      The greater efficiency provided by the OXYMIZER devices over standard oxygen delivery systems also permits home health care patients to achieve greater mobility by enabling them to use smaller portable cylinders or by obtaining two to four times the life from standard sized portable cylinders.

      For home oxygen dealers the disposable OXYMIZER devices afford the cost advantages of oxygen conservation without capital investment in expensive equipment.

      In hospitals the OXYMIZER devices are reported to be frequently used for maintenance of certain patients requiring higher flow levels of oxygen without having to resort to uncomfortable oxygen masks.

      The Company is pursuing a marketing strategy which emphasizes the cost savings, efficiencies and level of patient comfort associated with the use of the OXYMIZER devices. See "Marketing" and "Competition".

     The OXYMIZER Pendant device is similar to the OXYMIZER device, except that its reservoir is located in a "pendant" which hangs over the patient's chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August, 1984, and to date sales have approximated those achieved by the OXYMIZER device. Total sales of these two devices now account for approximately 3% of the Company's sales.

     OXYMATIC Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC Model 201 conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user's breathing rate. In clinical experience the average saving has been shown to be 7 to 1 - about twice the efficiency of any known competitive product. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

      In May, 1995, the Company introduced the new OXYMATIC Model 301 which replaces the Model 201. This new model incorporates improved electronics, providing a longer battery life and other improvements which make it more user friendly.

      In June, 1993, the Company introduced a different version of the OXYMATIC conserver, the OXYMATIC - 2400. This model incorporates substantial improvements and additional features, such as an alarm system, which are designed to allow it to be used 24 hours a day with both primary and portable oxygen sources. The OXYMATIC - 2400 conserver affords the same oxygen savings ratios as the original OXYMATIC conserver.

      The OXYMATIC conservers now account for approximately 41% of the Company's sales, with 9% of these sales relating to sales of the OXYMATIC - 2400. These amounts do not include OXYMATIC devices sold as part of OXYLITE systems.

     OXYLITE Complete Portable Oxygen System. The Company also markets eight OXYLITE complete portable oxygen systems, each of which is available with either the OXYMATIC Model 301 conserver or the OXYMATIC - 2400 conserver. These systems combine the OXYMATIC electronic oxygen conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

     The OXYMATIC conserver extends the time the contents of the cylinders will last by an average of seven times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply. OXYLITE system and cylinder sales now account for approximately 48% of the Company's total sales, of which 46% represents the sales value of OXYMATIC conservers.

      OXYFILL Refilling Systems. In March, 1996, the Company began marketing the OXYFILL oxygen cylinder refilling systems which were designed to reduce the home oxygen dealers costs of providing ambulatory oxygen to patients using the Company's OXYLITE portable oxygen systems. These refilling systems allow the home care dealer to refill cylinders at his base facility or in the patient's driveway and thereby reduce purchases and inventory of oxygen cylinders, reduce refill costs and gain more control over their oxygen business. To date, there have been limited sales of the OXYFILL refilling systems.

     OXYCOIL Coiled Oxygen Tubing. In January, 1986, the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device which can be used with any oxygen system to help keep the supply tubing out of the patients' way, thus minimizing the tripping and tangling problems associated with standard supply tubing. OXYCOIL tubing sales now account for approximately 1% of the Company's total sales.

     The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER device, the OXYMIZER Pendant device, the OXYMATIC conservers and the OXYCOIL tubing. See "Licensing and Related Agreements".

      Other Products. The Company also offers a variety of ancillary products which support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches, which account for less than 9% of total sales.

Products Under Development

      It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. If the project is successful, the Company intends to begin marketing the first product late in fiscal 1998. No assurance can be given that any products developed pursuant to this contract will be successfully marketed or that the Company will ever derive any revenues or earnings from the sale of such product.


Research and Development

     For the year ended March 31, 1996, the Company expended approximately $113,000 on research and development and has expended approximately $1,053,000 since its inception in August, 1982. The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company will expend $400,000 on the project discussed above in addition to other amounts on smaller projects. The Company conducts research and development in the electronics area internally and also utilizes the services of outside firms and consultants for its research and development activities.

Licensing and Related Agreements

     The Company has entered into license agreements (the "Inventors License Agreements") with Brian L. Tiep, M.D., Robert E. Phillips and Ben A. Otsap, the inventors of the OXYMIZER device (the "Inventors"), with respect to that device and each of the additional oxygen conserving devices developed by them. At the present time, the Company has licensed the OXYMIZER device, the OXYMIZER Pendant device and the OXYMATIC conserver, thereby acquiring exclusive rights to manufacture and market such products.

     Pursuant to the Inventors License Agreements, the Inventors grant to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device. The Inventors License Agreements provide that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of 6% on amounts up to $10 million and 3% on amounts of $10 million or more. The Inventors License Agreements also provide that the Company pay minimum advance royalties for each license year in the amount of $10,000 for each year. The advance payments are to be applied toward royalties payable for the corresponding license year, and any amounts paid by the Company under one agreement (except those on the OXYMIZER device), in excess of the minimum, may be applied by the Company against the minimum payable under any other such agreement. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement.

     Each Inventors License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent issues, for 17 years. The Inventors may terminate the Inventors License Agreements at an earlier date if the Company is in arrears for 60 days on any royalty payment or if the Company defaults in performing any other term of the agreement and fails to cure such default within 60 days.

Manufacturing and Sources of Supply

     The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future. All outside manufacturing is conducted under the supervision and control of the Company and with tooling provided by the Company.

     Pursuant to an oral agreement, the Company purchases semi- finished units of the OXYMIZER and OXYMIZER Pendant devices from a supplier in Southern California. Final assembly and packaging are completed at the Company's facilities. The Company does not contemplate entering into a formal written agreement for these units. This arrangement is terminable at will by either party. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement.

     Pursuant to a written agreement, the Company purchases the OXYMATIC 2400 conserver from a supplier in Southern California. This arrangement is terminable with notice by either party. The Company believes that other electronic assembly facilities would be available in the event of a termination of the agreement.

      Production of the OXYMATIC Model 301 is being handled internally with only a portion of electronic assembly being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

      Pursuant to oral agreements, the Company purchases components for its OXYLITE systems (other than the OXYMATIC conserver) from several suppliers. These arrangements are terminable at will and the Company believes other suppliers would be available in the event of termination of these arrangements.

     The Company is not aware of any shortages of materials necessary for the manufacture of its products. The Company provides customers the right to return merchandise for credit but does not provide extended payment terms.

Marketing

      The Company's products are designed to reduce the cost of health care while maintaining or enhancing the therapeutic benefits to the patient, and improving the user's quality of life. The Company's marketing efforts have focused primarily on providing home oxygen suppliers with products that they can utilize to increase their revenues and profits.

      Homecare dealers have significantly increased their revenues by using the Company's OXYLITE complete portable oxygen systems or by locally assembling small portable systems incorporating the Company's OXYMATIC conserver as a vehicle to increase their revenues by attracting new and additional patients to their business. These lightweight, long-lasting portable systems have both high professional and patient acceptance which allows the supplier promoting these products to attract new and additional customers. Medical professionals, who frequently refer patients to specific home oxygen suppliers, find that these systems assist patients in more easily complying with prescribed exercise programs and help them to achieve the therapeutic benefits of maintaining a lifestyle as normal as possible. Patients, most of whom are free to select their oxygen supplier, are receptive to changing suppliers in order to obtain equipment that will allow them to travel and maintain their quality of life.

      Approximately 80% of all home oxygen patients are covered by Medicare. Since June 1989, home oxygen suppliers have been reimbursed by Medicare on a fixed monthly fee basis. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company's oxygen conserving products allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

      While the home respiratory care dealer remains the primary focus of the Company's marketing efforts, this focus was augmented recently by a major effort to increase professional awareness. Promotional programs were initiated which targeted respiratory care physicians, nurses and therapists. A Medical Advisory Committee was formed composed of nine physicians who are among the world's leading respiratory authorities.

      The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Marketing Director, a Director of Professional and Government Relations, a Promotion Manager, a marketing assistant, a National Sales Manager and six in-house customer service representatives who are in regular and frequent telephone sales contact with customers and potential customers. In the past, the Company extensively tested the use of manufacturer representatives. It has subsequently found that dealers, professionals, and users can be provided better service via direct contact with the in-house customer service representatives. The Company also utilizes extensive direct mail, trade show attendance, and trade advertising to promote the benefits of the products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

     Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in domiciliary settings. As the trend develops to move patients into home care, opportunities for the Company's products should increase. Sales of the OXYMATIC conserver in Europe, Canada and Japan have become an important part of the Company's business. Based on industry market research projections, the Company expects the market potential to increase to 150% of the U.S. potential within the current decade.

      The Company has entered into exclusive distributorship agreements in Germany, Canada, Japan, and Australia. The Company's distributor in Germany covers the entire European Community. The Company also has non-exclusive distributors in many other countries.

      Sales outside of the United States will subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations and governmental restrictions and regulations.

Customers, Backlog and Orders

     The Company presently has an active list of approximately 4,100 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 5,000 to 6,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Accordingly, the Company believes it is unlikely that it will be dependent upon a limited number of domestic customers.

                 Financial Information Relating to Foreign and
                      Domestic Operations and Export Sales

                                1996       1995      1994
                               ------     ------    ------
      Sales (thousands):
        United States          $17,832     12,651     8,073
        Europe                     961        718       747
        Other                    1,566      1,149       650
                                ------     ------     -----

        Total                  $20,359     14,518     9,470
                               =======     ======     =====

      Gross profit:
        United States          $10,630      6,717     4,334
        Europe                     436        340       351
        Other                      773        545       324
                                ------      -----     -----

        Total                  $11,879      7,602     5,009
                               =======      =====     =====

      All identifiable assets are located in the United States.

      The Company does not presently have, and does not intend in the future to have, any backlog of orders for any of its products. The Company presently has and intends to maintain a large enough inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

Competition

     The Company is not aware of any firm which markets an oxygen conserving device directly competitive with the OXYMIZER devices. The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that are the principal competitors of the OXYMATIC conserver are targeted primarily to a specific segment of the market
- - liquid oxygen usage. The Company does not know the levels of sales achieved by the companies marketing these systems.

      Two companies, Nellcor/Puritan Bennett and Sunrise/De Vilbiss, market smaller (5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. Although these units allow longer ambulation and/or reduce the weight of portable liquid oxygen, they are heavier than the smallest OXYLITE system and provide less ambulatory time due to the greater efficiency of the OXYMATIC conserver, which provides at least double the oxygen savings of other conservers. Also both units are more expensive than OXYLITE systems and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

      There are several other types of portable oxygen systems which compete with the Company's OXYLITE systems but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limits their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three feet high, weighs over 20 lbs., and provides an average patient with less than 5 hours of oxygen. The OXYMATIC conserver, which provides an average oxygen savings of 7 to 1, allows the use of smaller, lighter cylinders and thus provide greater mobility.

      Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems which weigh 8 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 10.5 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (usually weekly) deliveries of bulk liquid oxygen to the patient's home. Although many oxygen suppliers continue to use and re-use existing inventories of liquid oxygen equipment to service ambulatory patients, purchases of new liquid oxygen equipment by home care dealers is decreasing.

Patents and Trademarks

     The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. A U.S. patent has been issued covering the original OXYMIZER device, the OXYMIZER Pendant device and the OXYMATIC conserver. A number of foreign patent applications pertaining to the Company's activities have also been issued.

     The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of products developed for it to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition could have an adverse impact upon the Company's business.

     There can be no assurance that patents, domestic or foreign, will be obtained with respect to the Company's products, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. In addition, the patent laws of foreign countries may differ from those of the United States as to the patentability of the Company's products and processes and, accordingly, the degree of protection afforded by foreign patents may be more or less than in the United States.

     In the United States, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of its claims therein. The validity and enforceability of a patent can be attacked by litigation after its issuance by the U.S. Patent and Trademark Office. If the outcome of such litigation is adverse to the owner of the patent in that the patent is held to be invalid, other parties may then use the invention covered by the patent. Accordingly, there can be no assurance that patents with respect to the Company's products, if issued, will afford protection against competitors with similar products, nor can there be any assurance that the patents will not be infringed upon or designed around by others.

     The Company has obtained U.S. registration for the trademarks "OXYMIZER", "OXYMATIC", "CHAD" and "OXYCOIL" and has filed an application for the trademark "OXYFILL". A series of foreign applications to register the trademark "OXYMIZER" in a number of countries of commercial interest to the Company have been filed.


Governmental Regulation

     The commercialization of the OXYMIZER and OXYMATIC devices is subject to the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act") and to regulations issued thereunder. The Company anticipates that commercialization of other devices which it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which may apply to the manufacture and marketing of the Company's products. The Medical Device Amendments of 1976 to the Food and Drug Act (the "Amendments") and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act with the FDA will render it misbranded under the Food and Drug Act.

     All manufacturers of medical devices must register with the FDA and, with their initial registration, list all medical devices produced by them. This listing must be updated annually. In addition, prior to commercial distribution of additional devices, the manufacturer must file with the FDA and receive approval prior to the commencement of such commercial distribution, a notice setting forth certain information about the device, including the classification into which the manufacturer believes it falls.

     Class I devices are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping and reporting requirements. Class II devices must, in addition, comply with performance standards as promulgated by the FDA.

     The Company has registered with the Bureau of Medical Devices of the FDA as a Medical Device Establishment and with the Department of Health Services of the State of California as a Medical Device Manufacturer. In addition, the Company has developed procedures to comply with FDA standards concerning good manufacturing practices, record keeping and reporting.

     The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMIZER Flow Restrictor, the OXYMATIC conserver and the OXYCOIL; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC and the OXYCOIL as Class II devices.

Employees

     As of June 17, 1996, CHAD had 70 full-time and no part-time employees. Forty-four of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2.   Properties.

     The Company's principal offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of 16,714 square feet, at a monthly rental fee of $16,246 pursuant to a lease expiring in January, 1997. The Company has entered into a lease for new facilities which commences in July, 1996. The new facilities, also located in Chatsworth, California, consist of 55,500 square feet at a monthly rental rate of $24,500 and management feels this larger facility should adequately handle the Company's needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

Item 3.   Legal Proceedings.

          The Company may become involved in legal proceedings in the ordinary course of business. The Company maintains product liability insurance in an amount deemed customary in the industry for protection of the Company against potential product liability claims. There are no pending legal proceedings which, in the opinion of management, would have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Stockholder
          Matters.

          The information required herein is hereby incorporated by reference to the information contained under the caption "Corporate Data" in the Company's Annual Report.

Item 6.   Selected Financial Data.

          The information required herein is hereby incorporated by reference to the information contained under the caption "Selected Financial Data" in the Company's Annual Report.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          The information required herein is hereby incorporated by reference to the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report.

Item 8.   Financial Statements and Supplementary Data.

          The information required herein is hereby incorporated by reference to the Financial Statements and the Notes thereto contained in the Company's Annual Report.

Item 9.   Disagreements on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required herein is hereby incorporated by reference to the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation.

          The information required herein is hereby incorporated by reference to the information appearing under the caption "Compensation of Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required herein is hereby incorporated by reference to the information appearing under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1)  Financial Statements.

               Included in Part II of this Report:

                    Independent Auditors' Report

                    Balance Sheets -- March 31, 1996 and 1995

                    Statements of Operations -- Years ended
                    March 31, 1996, 1995 and 1994.

                    Statements of Shareholders' Equity --
                    Years ended March 31, 1996, 1995 and 1994.


                    Statements of Cash Flows --
                    Years ended March 31, 1996, 1995 and 1994.

                    Notes to Financial Statements.

     (a)  (2)  Financial Statement Schedules.

               None.

          (3)  Exhibits.

              3.1 Articles of Incorporation of the Registrant, as amended*****

              3.2   Bylaws of the Registrant, as amended*

             10.3   OXYMIZER License Agreement, as amended, with
                    Robert E. Phillips, Brian L. Tiep, M.D. and
                    Ben A. Otsap*

             10.5 Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D.
                    and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.)*

             10.7   OXYMIZER Pendant License Agreement, as
                    amended, with Robert E. Phillips, Brian L.
                    Tiep, M.D. and Ben A. Otsap*

             10.20  OXYCOIL tubing License Agreement with
                    Mary Smart (licensed under the name
                    Respi-Coil).***

             10.22  Lease on real property at 9445 DeSoto Avenue,
                    Chatsworth, California****

             10.23  Summary plan description for Chad Therapeutics,
                    Inc. Employee Savings and Retirement Plan****

             10.24  1994 Stock Option Plan

             13.1 Annual Report to Shareholders for the year ended March 31, 1996.

             28.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class 1 device.*

             28.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

             28.5 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

             28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

      (b)  Reports on Form 8-K - None filed.

      (c)  Index to Exhibits.

      (d)  Financial Statement Schedules - None

- ---------------
      * Previously filed as an Exhibit to the Registrants'
        Registration Statement on Form S-18, File No. 2-83926.

     ** Previously filed as an Exhibit to the Registrants' Annual
        Report on Form 10-K for the year ended March 31, 1984.

    *** Previously filed as an Exhibit to the Registrants' Annual
        Report on Form 10-K for the year ended March 31, 1986.

   **** Previously filed as an Exhibit to the Registrants' Annual
        Report on Form 10-K for the year ended March 31, 1993.

  ***** Previously filed as an exhibit to the Registrant's Annual
        Report on Form 10-K for the year ended March 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 25th day of June, 1996.

                       CHAD THERAPEUTICS, INC.


                       By /S/Charles R. Adams
                         ---------------------------------------
                         Charles R. Adams, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                    Date
/S/Charles R. Adams      Chief Executive           June 25, 1996
- -----------------------  Officer and Director
Charles R. Adams         (Principal Executive
                         Officer)

/S/Francis R. Fleming    President, Chief          June 25, 1996
- -----------------------  Operating Officer and
Francis R. Fleming       Director

/S/Earl L. Yager         Senior Vice President,    June 25, 1996
- -----------------------  Chief Financial
Earl L. Yager            Officer and Secretary
                         and Director (Principal
                         Financial and Accounting
                         Officer)

/S/David L. Cutter       Director                  June 25, 1996
- -----------------------
David L. Cutter


/S/John C. Boyd          Director                  June 25, 1996
- -----------------------
John C. Boyd


/S/Norman Cooper         Director                  June 25, 1996
- -----------------------
Norman Cooper


/S/Philip Wolfstein      Director                  June 25, 1996
- -----------------------
Philip Wolfstein


                          Exhibit Index

                         Exhibit Index         Sequentially
Exhibit No.                 Document           Numbered Page
- -----------              -------------         -------------
  13.1       Annual Report to Shareholders for
             the year ended March 31, 1996

  10.25      Lease on real property at 21622
             Plummer Street, Chatsworth, California