Form 10-Q
period 1996-06-30
CHAD THERAPEUTICS INC
filed 1996-08-06
CIK 713492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1996

Commission file number:  0-11363



                            CHAD THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

                California                       95-3792700
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)

                   9445 De Soto Avenue, Chatsworth, CA 91311
        (Address of principal executive offices)             (Zip Code)

                                 (818) 882-0883
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Common Shares           9,632,185

                            CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                        June 30, 1996 and March 31, 1996


                                     ASSETS

                                                   June 30,       March 31,
                                                    1996            1996
                                                 -----------     -----------
                                                 (Unaudited)
Current assets:
   Cash                                          $ 2,379,000     $ 1,809,000
   Marketable securities                           1,429,000       1,029,000
   Accounts receivable, less allowance for
     doubtful accounts of $97,000 at
     June 30, 1996 and $92,000 at
     March 31, 1996                                4,470,000       2,872,000
   Inventories (Note 2)                            4,364,000       4,011,000
   Prepaid expenses                                  557,000         145,000
   Deferred income taxes                             356,000         356,000
                                                 -----------     -----------
     Total current assets                         13,555,000      10,222,000

Property and equipment, at cost                    1,097,000       1,074,000
Less accumulated depreciation                        575,000         574,000
                                                 -----------     -----------
     Net property and equipment                      522,000         500,000
                                                 -----------     -----------

Other assets, net                                    229,000          56,000
                                                 -----------     -----------

     Total assets                                $14,306,000     $10,778,000
                                                 ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
   Accounts payable                              $   866,000     $   399,000
   Accrued expenses                                  895,000         424,000
   Income taxes payable                            1,052,000         180,000
                                                 -----------     -----------

     Total current liabilities                     2,813,000       1,003,000
                                                 -----------     -----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,632,000 and 9,623,000
  shares issued and outstanding                    6,847,000       6,791,000
 Retained earnings                                 4,676,000       3,052,000
                                                 -----------     -----------
                                                  11,523,000       9,843,000
 Less treasury shares at cost, 2,000 and
  5,000 shares                                       (30,000)        (68,000)
                                                 -----------     -----------

     Net shareholders' equity                     11,493,000       9,775,000
                                                 -----------     -----------

     Total liabilities and shareholders' equity  $14,306,000     $10,778,000
                                                 ===========     ===========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                             Statements of Earnings
               For the three months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                     Three Months Ended
                                                     ------------------

                                                    1996            1995
                                                    ----            ----
Net sales                                       $7,772,000      $5,283,000
Cost of sales                                    3,179,000       2,353,000
                                                ----------      ----------

        Gross profit                             4,593,000       2,930,000

Costs and expenses:
   Selling, general and administrative           1,639,000       1,340,000
   Research and development                        275,000          16,000
                                                ----------      ----------

        Total costs and expenses                 1,914,000       1,356,000
                                                ----------      ----------

        Operating income                         2,679,000       1,574,000

   Other income - interest income                   27,000          15,000
                                                ----------      ----------

        Earnings before income taxes             2,706,000       1,589,000

Income taxes                                     1,082,000         634,000
                                                ----------      ----------

        Net earnings                            $1,624,000      $  955,000
                                                ==========      ==========

            Net earnings per share              $      .16      $      .10
                                                ==========      ==========
Weighted average number of common shares
   (Note 3)                                     10,062,000       9,747,000
                                                ==========      ==========




See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                       Statement of Shareholders' Equity
                    For the three months ended June 30, 1996
                                  (Unaudited)



                                       Common Shares         Retained   Treasury
                                     Shares     Amount       Earnings    Shares
                                   ---------  ----------   -----------  --------
Balance at
 March 31, 1996                    9,623,000  $6,791,000   $ 3,052,000  $(68,000)

Exercise of stock options              9,000      46,000         -          -

Common Shares issued for
 purchases under employee
 benefit plan                          -          10,000         -        38,000

Net earnings                           -           -        1,624,000       -
                                   ---------  ----------   ----------   --------

Balance at
 June 30, 1996                     9,632,000  $6,847,000   $4,676,000   $(30,000)
                                   =========  ==========   ==========   ========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                           Statements of Cash Flows
               For the three months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                        Three Months Ended
                                                        ------------------

                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
   Net earnings                                      $ 1,624,000   $  955,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                      34,000       24,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable   (1,598,000)    (891,000)
         Decrease (increase) in inventories             (353,000)     218,000
         Decrease (increase) in income taxes
           refundable                                      -           84,000
         Decrease (increase) in prepaid expenses        (412,000)       8,000
         Decrease (increase) in deferred income taxes      -           80,000
         Decrease (increase) in other assets            (173,000)      (2,000)
         Increase (decrease) in accounts payable         467,000     (155,000)
         Increase (decrease) in accrued expenses         471,000      444,000
         Increase (decrease) in income taxes payable     872,000      470,000
                                                     -----------   ----------

               Net cash provided by
               operating activities                      932,000    1,235,000
                                                     -----------   ----------

Cash flows from investing activities:
   Increase in marketable securities                    (400,000)    (396,000)
   Capital expenditures                                  (56,000)     (66,000)
                                                     -----------   ----------

               Net cash (used in) investing
               activities                               (456,000)    (462,000)
                                                     -----------   ----------

Cash flows from financing activities:
   Exercise of stock options                              46,000        -
   Common Shares repurchased                               -         (392,000)
   Common Shares issued                                   48,000        -
   Other                                                   -            3,000
                                                     -----------   ----------

               Net cash provided by (used in)
               financing activities                       94,000     (389,000)
                                                     -----------   ----------

Net increase in cash                                     570,000      384,000

Cash beginning of period                               1,809,000    1,219,000
                                                     -----------   ----------

Cash end of period                                   $ 2,379,000   $1,603,000
                                                     ===========   ==========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                                 June 30, 1996
                                  (Unaudited)


1.       Interim Reporting

         Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

         In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 18, 19, 20 and 21 of the March 31, 1996, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.       Inventories

         Inventories at June 30, 1996, are summarized as follows:

                    Finished goods          $  737,000
                    Work-in-Process          1,472,000
                    Raw materials            2,155,000
                                            ----------

                                            $4,364,000
                                            ==========

3.       Net Earnings Per Common Share

         Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding. The weighted average number of shares for the period ended June 30, 1995, has been restated for the three-for-two stock split distributed on October 16, 1995.

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                 June 30, 1996

Results of Operations

Sales for the three months ended June 30, 1996, increased $2,489,000 or 47.1% over the prior year's period. There were no price increases during the periods presented. The increase in sales relates primarily to increases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are benefiting from the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 10% of total sales for the three months ended June 30, 1996, as these sales increased at a slightly slower rate than domestic sales. Currently, management expects a smaller increase in sales to foreign distributors during the upcoming fiscal year and while these sales should continue to increase on an annual basis, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - has stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas.
The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                 June 30, 1996

Results of Operations (continued)

chains. Management believes that the consolidation activity being experienced in the home oxygen business is temporary and should have no material adverse effects on the Company's growth.

Cost of sales as a percent of net sales decreased from 44.5% to 40.9% for the three months ended June 30, 1996, as compared to the prior year's period. The current period has benefitted from decreased production costs associated with bringing certain manufacturing operations in house. Management believes the cost per unit should remain at or near current levels in future periods as efficiencies of in house manufacturing have mostly been realized.

Selling, general and administrative expenditures decreased as a percentage of net sales for the three months ended June 30, 1996, from 25.4% to 21.1%, as compared to the prior year's period, as the rate of growth in sales exceeded the increased costs associated with such growth. Research and development expenses increased by $259,000 for the three months ended June 30, 1996, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $500,000 in the fiscal year ended March 31, 1997, on projects to enhance and expand the Company's product line.

At March 31, 1995, the Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 39.1% in 1996 and 31.5% in 1995.

Financial Condition

At June 30, 1996, the Company had cash and marketable securities totaling $3,808,000 or 27% of total assets, as compared to $2,838,000 (26%) at March 31, 1996. Net working capital increased from $9,219,000 at March 31, 1996, to $10,742,000 at June 30, 1996. Accounts receivable increased $1,598,000 during the period ended June 30, 1996, which related to the increase in sales activity. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $353,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels.

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                 June 30, 1996

Financial Condition (continued)

If safety stock levels drop below target amounts then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company expects capital expenditures during the next twelve months to be approximately $1,200,000, primarily related to the costs associated with moving to new facilities in the fall of 1996. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. Also, the Company may make additional stock repurchases pursuant to the Board of Directors authorization. The Company does not provide post employment retirement benefits.

Newly Issued Accounting Standards

In March, 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lives Assets and for Long-lived Assets to be Disposed Of," was issued. This statement provides guidelines for recognition of impairment losses related to long-term assets and is effective for fiscal years beginning after December 15, 1995. The adoption of this new standard did not have a material effect on the Company's financial statements.

In October, 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 15, 1995. The Company will continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will comply with the pro forma disclosure requirements of Statement No. 123 in its annual financial statements.

Outlook:  Issues & Risks

From time to time, the Company may make forward-looking statements regarding its anticipated future performance or prospects. All such forward-looking statements are subject to certain inherent risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                 June 30, 1996

Dependence Upon a Single Product Line (continued)

requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company's products may become obsolete as a result of new developments. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has contracted with outside parties to develop new products. Some of the Company's competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress and various state legislatures. There are wide variations among these bills and proposals. Because of the uncertain state of the health care proposals, it is not possible at this time to predict the effect on the business of the Company if any of these proposals is enacted.

Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which would reduce Medicare spending. Some of the savings are to come from increases in premiums to cover part of the Medicare program cost. It cannot be predicted, however, what prospective payment system rates or rule changes will be made to determine how rates will be affected. There can be no assurance that a change in Medicare reimbursement rates will not have an adverse effect on the Company's business.

Patents and Trademarks

The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition could have an adverse impact upon the Company's business.

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                                 June 30, 1996

Products Liability

The nature of the Company's business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains products liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company's results of operations and financial position.

Availability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future. The Company's agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of its products.

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company's future reported earnings and financial position.

Additional Risk Factors

Additional factors which might affect the Company's performance may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CHAD THERAPEUTICS, INC.
                                              -------------------------
                                              (Registrant)




     Date    08/05/96                         /S/ Charles R. Adams
         -------------------------            -------------------------
                                              Charles R. Adams
                                              Chief Executive Officer


     Date    08/05/96                         /S/ Earl L. Yager
         -------------------------            -------------------------
                                              Earl L. Yager
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary