Form 10-Q
period 1996-09-30
CHAD THERAPEUTICS INC
filed 1996-11-13
CIK 713492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1996

Commission file number:  0-11363


                            CHAD THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

           California                             95-3792700
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

  21622 Plummer Street, Chatsworth, CA               91311
(Address of principal executive offices)           (Zip Code)

                                 (818) 882-0883
              (Registrant's telephone number, including area code)

                   9445 De Soto Avenue, Chatsworth, CA 91311
                                (Former Address)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       Common Shares           9,634,435

                            CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                     September 30, 1996 and March 31, 1996


                                     ASSETS

                                                 September 30,     March 31,
                                                     1996            1996
                                                 ------------     ----------
                                                  (Unaudited)
Current assets:
   Cash                                          $   617,000     $ 1,809,000
   Marketable securities                           1,500,000       1,029,000
   Accounts receivable, less allowance for
     doubtful accounts of $114,000 at
     September 30, 1996, and $92,000 at
     March 31, 1996                                3,945,000       2,872,000
   Inventories (Note 2)                            5,499,000       4,011,000
   Income taxes refundable                            93,000           -
   Prepaid expenses                                  246,000         145,000
   Deferred income taxes                             356,000         356,000
                                                  ----------      ----------
     Total current assets                         12,256,000      10,222,000

Property and equipment, at cost                    2,457,000       1,074,000
     Less accumulated depreciation                   610,000         574,000
                                                  ----------      ----------
        Net property and equipment                 1,847,000         500,000
                                                  ----------      ----------

Other assets, net                                    479,000          56,000
                                                  ----------      ----------

     Total assets                                $14,582,000     $10,778,000
                                                  ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
   Accounts payable                              $   506,000     $   399,000
   Accrued expenses                                  917,000         424,000
   Income taxes payable                                -             180,000
                                                  ----------      ----------

     Total current liabilities                     1,423,000       1,003,000
                                                  ----------      ----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,634,000 and 9,623,000
  shares issued and outstanding                    6,875,000       6,791,000
 Retained earnings                                 6,286,000       3,052,000
                                                  ----------      ----------
                                                  13,161,000       9,843,000
 Less treasury shares at cost, 1,000 and
  5,000 shares                                        (2,000)        (68,000)
                                                  ----------      ----------

     Net shareholders' equity                     13,159,000       9,775,000
                                                  ----------      ----------

     Total liabilities and shareholders' equity  $14,582,000     $10,778,000
                                                  ==========      ==========


See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the six months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                      Six Months Ended
                                                ---------------------------
                                                    1996            1995
                                                    ----            ----
Net sales                                       $15,129,000     $10,547,000
Cost of sales                                     6,279,000       4,538,000
                                                 ----------      ----------

        Gross profit                              8,850,000       6,009,000

Costs and expenses:
   Selling, general and administrative            3,108,000       2,705,000
   Research and development                         413,000          55,000
                                                 ----------      ----------

        Total costs and expenses                  3,521,000       2,760,000
                                                 ----------      ----------

        Operating income                          5,329,000       3,249,000

   Other income - interest income                    62,000          43,000
                                                 ----------      ----------

        Earnings before income taxes              5,391,000       3,292,000
Income taxes                                      2,157,000       1,316,000
                                                 ----------      ----------

        Net earnings                            $ 3,234,000     $ 1,976,000
                                                 ==========      ==========

            Net earnings per share              $       .31     $       .20
                                                  =========      ==========
Weighted average number of common shares
   (Note 3)                                      10,384,000      10,146,000
                                                 ==========      ==========



See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                             Statements of Earnings
             For the three months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                     Three Months Ended
                                                --------------------------
                                                    1996            1995
                                                    ----            ----
Net sales                                       $7,357,000      $5,264,000
Cost of sales                                    3,100,000       2,185,000
                                                 ---------       ---------

        Gross profit                             4,257,000       3,079,000

Costs and expenses:
   Selling, general and administrative           1,469,000       1,365,000
   Research and development                        138,000          39,000
                                                 ---------       ---------

        Total costs and expenses                 1,607,000       1,404,000
                                                 ---------       ---------

        Operating income                         2,650,000       1,675,000

   Other income - interest income                   35,000          28,000
                                                 ---------       ---------

        Earnings before income taxes             2,685,000       1,703,000
Income taxes                                     1,075,000         682,000
                                                 ---------       ---------

        Net earnings                            $1,610,000      $1,021,000
                                                 =========       =========

            Net earnings per share              $      .15      $      .10
                                                  ========       =========
Weighted average number of common shares
   (Note 3)                                     10,403,000      10,253,000
                                                ==========      ==========



See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                       Statement of Shareholders' Equity
                  For the six months ended September 30, 1996
                                  (Unaudited)



                                       Common Shares         Retained     Treasury
                                     Shares     Amount       Earnings      Shares
                                   ---------  ----------   ------------   --------
Balance at
 March 31, 1996                    9,623,000  $6,791,000   $ 3,052,000    $(68,000)

Exercise of stock options             11,000      65,000         -            -

Common shares issued for
 purchases under employee
 benefit plan                          -          19,000         -          66,000

Net earnings                           -           -         3,234,000        -
                                   ---------   ---------    ----------     -------
Balance at
 September 30, 1996                9,634,000  $6,875,000   $ 6,286,000    $ (2,000)
                                   =========   =========    ==========     =======



See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the six months ended September 30, 1996 and 1995

                                  (Unaudited)


                                                         Six Months Ended
                                                     ------------------------
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
   Net earnings                                      $ 3,234,000   $ 1,976,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                      69,000        50,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable   (1,073,000)     (752,000)
         Decrease (increase) in inventories           (1,488,000)     (303,000)
         Decrease (increase) in income taxes
           refundable                                    (93,000)       84,000
         Decrease (increase) in prepaid expenses        (101,000)      (35,000)
         Decrease (increase) in deferred income taxes      -            80,000
         Decrease (increase) in other assets            (423,000)     (156,000)
         Increase (decrease) in accounts payable         107,000       (64,000)
         Increase (decrease) in accrued expenses         493,000       617,000
         Increase (decrease) in income taxes payable    (180,000)      186,000
                                                      ----------    ----------
               Net cash provided by
               operating activities                      545,000     1,683,000
                                                      ----------    ----------

Cash flows from investing activities:
   Increase in marketable securities                    (471,000)   (1,807,000)
   Capital expenditures                               (1,416,000)     (140,000)
                                                      ----------    ----------

               Net cash (used in) investing
               activities                             (1,887,000)   (1,947,000)
                                                      ----------    ----------

Cash flows from financing activities:
   Exercise of stock options                              65,000        18,000
   Common shares repurchased                               -          (620,000)
   Common shares issued                                   85,000        10,000
   Other                                                   -             3,000
                                                      ----------    ----------
               Net cash provided by (used in)
               financing activities                      150,000      (589,000)
                                                      ----------    ----------

Net increase (decrease) in cash                       (1,192,000)     (853,000)
Cash beginning of period                               1,809,000     1,219,000
                                                      ----------    ----------

Cash end of period                                   $   617,000   $   366,000
                                                      ==========    ==========



See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                               September 30, 1996
                                  (Unaudited)


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

2.       Inventories

        Inventories at September 30, 1996, are summarized as follows:

                    Finished goods          $  726,000
                    Work-in-Process          1,374,000
                    Raw materials            3,399,000
                                             ---------
                                            $5,499,000
                                             =========

3.       Net Earnings Per Common Share

         Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding. The weighted average number of shares for the periods ended September 30, 1995, has been restated for the three-for-two stock split distributed on October 16, 1995, and the periods ended September 30, 1996 and 1995 have been restated for the 3% stock dividend distributed on October 15, 1996.

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               September 30, 1996

Results of Operations

Sales for the three and six months ended September 30, 1996, increased $2,093,000 and $4,582,000 or 39.8% and 43.4%, respectively, over the prior year's periods. There were no price increases during the periods presented. The increase in sales relates primarily to increases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are benefiting from the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 14% and 11% of total sales for the six month periods ended September 30, 1996 and 1995, respectively, as these sales increased at a slightly slower rate than domestic sales. Currently, management expects a smaller increase in sales to foreign distributors during the upcoming fiscal year and while these sales should continue to increase on an annual basis, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - has stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas.
Two major national chains presently account for approximately 25% of the Company's domestic sales. This percentage is approximately equal to these chains total market share in the home oxygen business. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               September 30, 1996

Results of Operations (continued)

of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains. Management believes that the consolidation activity being experienced in the home oxygen business is temporary and should have no material adverse effects on the Company's growth.

Cost of sales as a percent of net sales were 42.1% and 41.5% for the three months ended September 30, 1996 and 1995, respectively, and decreased from 43% to 41.5% for the six months ended September 30, 1996 and 1995, respectively. The current period has benefitted from decreased production costs associated with bringing certain manufacturing operations in house and increased volume levels. Management believes the cost per unit should remain at or near current levels in future periods as efficiencies of in house manufacturing have mostly been realized.

Selling, general and administrative expenditures decreased as a percentage of net sales for the three and six months ended September 30, 1996, from 25.9% to 20% and from 25.7% to 20.5%, respectively, as compared to the prior year's periods, as the rate of growth in sales exceeded the increased costs associated with such growth. Research and development expenses increased by $99,000 and $358,000 for the three and six months ended September 30, 1996, respectively, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $600,000 in the fiscal year ended March 31, 1997, on projects to enhance and expand the Company's product line.

At March 31, 1995, the Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 39.1% in 1996 and 31.5% in 1995.

Financial Condition

At September 30, 1996, the Company had cash and marketable securities totaling $2,117,000 or 15% of total assets, as compared to $2,838,000 (26%) at March 31, 1996. Approximately, $1,200,000 has been expended through September 30, 1996, for capital expenditures associated with the construction of the Company's new corporate headquarters. Net working capital increased from $9,219,000 at March 31, 1996, to $10,833,000 at September 30, 1996. Accounts receivable increased $1,073,000 during the period ended September 30, 1996, which related to the increase in sales activity. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               September 30, 1996

Financial Condition (continued)

period, inventories increased $1,488,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company does not have any established external sources of funds. The Company expects capital expenditures during the next twelve months to be approximately $500,000, primarily related to the costs associated with moving to new facilities in the fall of 1996. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the periods ended September 30, 1996, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. The Company does not provide post employment retirement benefits.

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

In October, 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 15, 1995. The Company will continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will comply with the pro forma disclosure requirements of Statement No.123 in its annual financial statements.

Outlook:  Issues & Risks

From time to time, the Company may make forward-looking statements regarding its anticipated future performance or prospects. All such forward-looking statements are subject

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               September 30, 1996

Outlook:  Issues & Risks (continued)

to certain inherent risks and uncertainties. Among the factors that could cause actual results to differ materially are the following:

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

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

                               September 30, 1996

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



     Date    11/14/96                         /s/ Charles R. Adams
         ----------------                    -------------------------
                                              Charles R. Adams
                                              Chief Executive Officer


     Date    11/14/96                         /s/ Earl L. Yager
         ----------------                    -------------------------
                                              Earl L. Yager
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary