Form 10-Q
period 1996-12-31
CHAD THERAPEUTICS INC
filed 1997-02-12
CIK 713492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended:  December 31, 1996

     Commission file number:  0-11363


                            CHAD THERAPEUTICS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                California                       95-3792700
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)

       21622 Plummer Street, Chatsworth, CA                 91311
     ---------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (818) 882-0883
                                 --------------
              (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.  Yes   X   No
                -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares           9,948,460

                            CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      December 31, 1996 and March 31, 1996


                                     ASSETS

                                                 December 31,     March 31,
                                                     1996           1996
                                                 ------------    -----------
                                                 (Unaudited)
Current assets:
   Cash                                          $ 1,136,000     $ 1,809,000
   Marketable securities                           1,001,000       1,029,000
   Accounts receivable, less allowance for
     doubtful accounts of $118,000 at
     December 31, 1996, and $92,000 at
     March 31, 1996                                3,029,000       2,872,000
   Inventories (Note 2)                            6,050,000       4,011,000
   Income taxes refundable                           418,000           -
   Prepaid expenses                                  294,000         145,000
   Deferred income taxes                             356,000         356,000
                                                 -----------     -----------
     Total current assets                         12,284,000      10,222,000

Property and equipment, at cost                    3,499,000       1,074,000
   Less accumulated depreciation                     674,000         574,000
                                                 -----------     -----------
     Net property and equipment                    2,825,000         500,000
                                                 -----------     -----------

Other assets, net                                    698,000          56,000
                                                 -----------     -----------

     Total assets                                $15,807,000     $10,778,000
                                                 ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
   Accounts payable                              $   719,000     $   399,000
   Accrued expenses                                  718,000         424,000
   Income taxes payable                                -             180,000
                                                 -----------     -----------

     Total current liabilities                     1,437,000       1,003,000
                                                 -----------     -----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,634,000 and 9,623,000
  shares issued and outstanding                   12,764,000       6,791,000
 Retained earnings                                 1,606,000       3,052,000
                                                 -----------     -----------
                                                  14,370,000       9,843,000
 Less treasury shares at cost, 5,000 shares            -             (68,000)
                                                 -----------     -----------

     Net shareholders' equity                     14,370,000       9,775,000
                                                 -----------     -----------

     Total liabilities and shareholders' equity  $15,807,000     $10,778,000
                                                 ===========     ===========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the nine months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                      Nine Months Ended
                                                      -----------------
                                                    1996            1995
                                                    ----            ----
Net sales                                       $21,084,000     $15,188,000
Cost of sales                                     9,073,000       6,542,000
                                                -----------     -----------

        Gross profit                             12,011,000       8,646,000

Costs and expenses:
   Selling, general and administrative            4,183,000       3,782,000
   Research and development                         697,000          92,000
                                                -----------     -----------

        Total costs and expenses                  4,880,000       3,874,000
                                                -----------     -----------

        Operating income                          7,131,000       4,772,000

   Other income - interest income                    89,000          75,000
                                                -----------     -----------

        Earnings before income taxes              7,220,000       4,847,000
Income taxes                                      2,887,000       1,931,000
                                                -----------     -----------

        Net earnings                            $ 4,333,000     $ 2,916,000
                                                ===========     ===========

            Net earnings per share              $       .42     $       .29
                                                ===========     ===========
Weighted average number of common shares
   (Note 3)                                      10,388,000      10,204,000
                                                ===========     ===========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                             Statements of Earnings
             For the three months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                     Three Months Ended
                                                     ------------------
                                                    1996            1995
                                                    ----            ----
Net sales                                       $5,955,000      $4,641,000
Cost of sales                                    2,794,000       2,004,000
                                                ----------      ----------

        Gross profit                             3,161,000       2,637,000

Costs and expenses:
   Selling, general and administrative           1,075,000       1,077,000
   Research and development                        284,000          37,000
                                                ----------      ----------

        Total costs and expenses                 1,359,000       1,114,000
                                                ----------      ----------

        Operating income                         1,802,000       1,523,000

   Other income - interest income                   27,000          32,000
                                                ----------      ----------

        Earnings before income taxes             1,829,000       1,555,000
Income taxes                                       730,000         615,000
                                                ----------      ----------

        Net earnings                            $1,099,000      $  940,000
                                                ==========      ==========

            Net earnings per share              $      .11      $      .09
                                                ==========      ==========
Weighted average number of common shares
   (Note 3)                                     10,396,000      10,322,000
                                                ==========      ==========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                       Statement of Shareholders' Equity
                  For the nine months ended December 31, 1996
                                  (Unaudited)



                                       Common Shares         Retained     Treasury
                                     Shares     Amount       Earnings      Shares
                                   ---------  ----------   ------------   --------
Balance at
 March 31, 1996                    9,623,000 $ 6,791,000   $ 3,052,000    $(68,000)

Exercise of stock options             38,000     206,000         -            -

Common shares retired                 (2,000)    (32,000)        -            -

Common shares issued for
 purchases under employee
 benefit plan                          -          20,000         -          68,000

3% stock dividend                    289,000   5,779,000    (5,779,000)       -

Net earnings                           -          -          4,333,000        -
                                   --------- -----------   -----------    --------

Balance at
 December 31, 1996                 9,948,000 $12,764,000   $ 1,606,000    $   -
                                   ========= ===========   ===========    ========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
             For the nine months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                         Nine Months Ended
                                                         -----------------
                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
   Net earnings                                      $ 4,333,000   $ 2,916,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                     133,000        79,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable     (157,000)     (679,000)
         Decrease (increase) in inventories           (2,039,000)   (1,636,000)
         Decrease (increase) in income taxes
                 refundable                             (418,000)      (70,000)
         Decrease (increase) in prepaid expenses        (149,000)      (17,000)
         Decrease (increase) in deferred income taxes      -            80,000
         Decrease (increase) in other assets            (642,000)     (154,000)
         Increase (decrease) in accounts payable         320,000        42,000
         Increase (decrease) in accrued expenses         294,000       488,000
         Increase (decrease) in income taxes payable    (180,000)        -
                                                     -----------   -----------
               Net cash provided by
               operating activities                    1,495,000     1,049,000
                                                     -----------   -----------

Cash flows from investing activities:
   Decrease (increase) in marketable securities           28,000    (1,240,000)
   Capital expenditures                               (2,458,000)     (219,000)
                                                     -----------   -----------

               Net cash (used in) investing
               activities                             (2,430,000)   (1,459,000)
                                                     -----------   -----------

Cash flows from financing activities:
   Exercise of stock options                             206,000        60,000
   Common shares repurchased                             (32,000)     (620,000)
   Common shares issued                                   88,000        40,000
   Other                                                   -             3,000
                                                     -----------   -----------

               Net cash provided by (used in)
               financing activities                      262,000      (517,000)
                                                     -----------   -----------

Net increase (decrease) in cash                         (673,000)     (927,000)
Cash beginning of period                               1,809,000     1,219,000
                                                     -----------   -----------

Cash end of period                                   $ 1,136,000   $   292,000
                                                     ===========   ===========





See accompanying notes to financial statements.

                            CHAD THERAPEUTICS, INC.
                               December 31, 1996
                                  (Unaudited)


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

2.  Inventories

    Inventories at December 31, 1996, are summarized as follows:

                    Finished goods          $  940,000
                    Work-in-Process          1,407,000
                    Raw materials            3,703,000
                                            ----------
                                            $6,050,000
                                            ==========

3.  Net Earnings Per Common Share

     Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding. The weighted average number of shares for the periods ended December 31, 1995, have been restated for the 3% stock dividend distributed on October 15, 1996.

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               December 31, 1996

Results of Operations

Sales for the three and nine months ended December 31, 1996, increased $1,314,000 and $5,896,000 or 28.3% and 38.8%, respectively, over the prior year's periods. There were no price increases during the periods presented. The increase in sales relates primarily to increases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are benefiting from the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 13% and 10% of total sales for the nine month periods ended December 31, 1996 and 1995, respectively, as these sales increased at a slower rate than domestic sales. Currently, management expects a smaller increase in sales to foreign distributors during the upcoming fiscal year and while these sales should continue to increase on an annual basis, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains presently account for approximately 34% of the Company's domestic sales. This percentage is approximately equal to these chains total market share in the home oxygen business. Margins on these sales may be somewhat lower due to quantity pricing. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               December 31, 1996

Results of Operations (continued)

increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its rate of growth for the third quarter reflects a seasonal trend which has manifested itself as the Company expands its operations. Sales have tended to grow at a more moderate rate during the winter months. The 28% rate of growth for this past quarter approximates the 27% growth in sales for the third quarter of last year as compared to the prior year's third quarter. Also affecting dollar sales growth was a change in the Company's product sales mix.

Cost of sales as a percent of net sales were 46.9% and 43.1% for the three months ended December 31, 1996 and 1995, respectively, and 43.1% to 43% for the nine months ended December 31, 1996 and 1995, respectively. The current period has been affected by decreased productivity related to the Company's move to new facilities in October. Management believes the cost per unit should return to historical levels in future periods.

Selling, general and administrative expenditures decreased as a percentage of net sales for the three and nine months ended December 31, 1996, from 23.2% to 18.1% and from 24.9% to 19.8%, respectively, as compared to the prior year's periods, as the rate of growth in sales exceeded the increased costs associated with such growth. Research and development expenses increased by $247,000 and $605,000 for the three and nine months ended December 31, 1996, respectively, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $800,000 in the fiscal year ended March 31, 1997, on projects to enhance and expand the Company's product line.

At March 31, 1995, the Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 39.1% in 1996 and 31.5% in 1995.

Financial Condition

At December 31, 1996, the Company had cash and marketable securities totaling $2,137,000 or 14% of total assets, as compared to $2,838,000 (26%) at March 31, 1996. Approximately, $2,400,000 has been expended through December 31, 1996, for capital expenditures associated with the construction of the Company's new corporate headquarters. Net working

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               December 31, 1996

Financial Condition (continued)

capital increased from $9,219,000 at March 31, 1996, to $10,847,000 at December 31, 1996. Accounts receivable increased $157,000 during the period ended December 31, 1996, which related to the increase in sales activity. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $2,039,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company does not have any established external sources of funds. The Company expects capital expenditures during the next twelve months to be approximately $750,000, primarily related to the costs associated with moving to new facilities in the fall of 1996. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the nine month period ended December 31, 1996, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. The number of shares which may be purchased under these programs can not be predicted at this time. The Company does not provide post employment retirement benefits.

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

In October, 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and will be effective for fiscal years beginning after December 15, 1995. The Company will continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will comply

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               December 31, 1996

Newly Issued Accounting Standards (continued)

with the pro forma disclosure requirements of Statement No.123 in its annual financial statements.

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

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 34% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

Competition

Chad's success over the past several years has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. The Company believes the quality of its products and its established reputation will continue to be a competitive advantage; however, no assurance can be given that increased competition in the home oxygen market will not have an adverse affect on the Company's operations.

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company's products may become obsolete as a result of new developments. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has contracted with outside parties to develop new products. Some of the Company's

                            CHAD THERAPEUTICS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                               December 31, 1996

Rapid Technological Change (continued)

competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

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

                               December 31, 1996


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


                                        CHAD THERAPEUTICS, INC.
                                        (Registrant)



     Date     2/12/97                   /s/ Charles R. Adams
         --------------------           ----------------------------------
                                        Charles R. Adams
                                        Chief Executive Officer


     Date     2/12/97                   /s/ Earl L. Yager
         --------------------           ----------------------------------
                                        Earl L. Yager
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary