Form 10-K
period 1997-03-31
CHAD THERAPEUTICS INC
filed 1997-06-20
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - K


            [x] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                    For the fiscal year ended March 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No __

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 13, 1997 (based on the average over-the-counter bid and asked prices of such stock on such date) was $88,288,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 13, 1997:

     Common Shares                           9,948,000

     Portions of the Registrant's definitive Proxy Statement for its September 9, 1997, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1997 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

     Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at over $2 billion for 1996. Medicare, which accounts for about 60% of home oxygen dealers' revenues, expected to spend almost $1.5 billion in 1996 for home oxygen as compared to $1.4 billion in 1995 according to officials of the Congressional Budget Office. Market revenues for home oxygen have grown consistently at 8-10% per year for the past five years. This is due to the increasing number of COPD patients as well as the move to home care and out of hospitals. Growth in the utilization rate for home oxygen is projected by the Congressional Budget Office to continue at a rate averaging approximately 8% per year through 2002.

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

     The OXYMIZER Pendant device is similar to the OXYMIZER device, except that its reservoir is located in a "pendant" which hangs over the patient's chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August, 1984, and to date sales have approximated those achieved by the OXYMIZER device. Total sales of these two devices accounted for approximately 3% of the Company's sales in 1997.

     OXYMATIC Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC Model 201 conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user's breathing rate. In clinical experience the average saving has been shown to be 7 to 1 - about twice the efficiency of most competitive products. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

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

     The OXYMATIC conservers accounted for approximately 44% of the Company's sales in 1997, with 21% of these sales relating to sales of the OXYMATIC - 2400. These amounts do not include OXYMATIC devices sold as part of OXYLITE systems.

     OXYLITE Complete Portable Oxygen System. The Company also markets eight OXYLITE complete portable oxygen systems, each of which is available with either the OXYMATIC Model 301 conserver or the OXYMATIC - 2400 conserver. These systems combine the OXYMATIC electronic oxygen conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

     The OXYMATIC conserver extends the time the contents of the cylinders will last by an average of seven times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply. OXYLITE system and cylinder sales in 1997 accounted for approximately 46% of the Company's total sales, of which 52% represents the sales value of OXYMATIC conservers.

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

     OXYCOIL Coiled Oxygen Tubing. In January, 1986, the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device which can be used with any oxygen system to help keep the supply tubing out of the patients' way, thus minimizing the tripping and tangling problems associated with standard supply tubing. OXYCOIL tubing sales in 1997 accounted for approximately 1% of the Company's total sales.

     The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER device, the OXYMIZER Pendant device, the OXYMATIC conservers and the OXYCOIL tubing. See "Licensing and Related Agreements".

     Other Products. The Company also offers a variety of ancillary products which support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches, which account for less than 6% of total sales in 1997.

Products Under Development

     It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. If the project is successful, the Company intends to begin marketing the first product in fiscal 1998. No assurance can be given that any products developed pursuant to this contract will be successfully marketed or that the Company will ever derive any revenues or earnings from the sale of such product.


Research and Development

     For the year ended March 31, 1997, the Company expended approximately $910,000 on research and development and has expended approximately $1,963,000 since its inception in August, 1982. The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $925,000 on several projects. The Company conducts research and development in the electronics area internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

     Pursuant to an oral agreement, the Company purchases semi-finished units of the OXYMIZER and OXYMIZER Pendant devices from a supplier in Southern California. Final assembly and packaging are completed at the Company's facilities. The Company does not contemplate entering into a formal written agreement for these units. This arrangement is terminable at will by either party. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement.

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

Marketing

     The Company's products are designed to reduce the cost of health care while maintaining or enhancing the therapeutic benefits to the patient, and improving the user's quality of life. The Company's marketing efforts have focused primarily on providing home oxygen suppliers with products that they can utilize to increase their revenues, while reducing their costs.

     Homecare dealers have reportedly increased their revenues by using the Company's OXYLITE complete portable oxygen systems or by locally assembling small portable systems incorporating the Company's OXYMATIC conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting portable systems have both high professional and patient acceptance which allows the supplier promoting these products to attract new and additional customers. The Company has been advised that medical professionals, who frequently refer patients to specific home oxygen suppliers, find that these systems assist patients in more easily complying with prescribed exercise programs and help them to achieve the therapeutic benefits of maintaining a lifestyle as normal as possible. Patients, most of whom are free to select their oxygen supplier, are reportedly receptive to changing suppliers in order to obtain equipment that will allow them to travel and maintain their quality of life.

     Approximately 80% of all home oxygen patients are covered by Medicare and other government ptograms. Since June 1989, home oxygen suppliers have been reimbursed by Medicare on a fixed monthly fee basis. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company's oxygen conserving products allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

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

     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Marketing Director, a Marketing Manager, a marketing assistant, a National Sales Manager and six in-house customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In the past, the Company extensively tested the use of manufacturer representatives. It has subsequently found that dealers, users and professionals can be provided better service via direct contact with the in-house sales/customer service representatives. The Company also utilizes extensive direct mail, trade show attendance, and trade advertising to promote the benefits of the products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

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

     The Company has entered into exclusive distributorship agreements in Germany, Canada, Japan, and Australia. The Company's largest distributor in Germany covers the entire European Community, however, reimbursement pressures in Germany may limit growth during the upcoming year. The Company also has non-exclusive distributors in many other countries.

     Sales outside of the United States will subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations and governmental restrictions and regulations.

Customers, Backlog and Orders

     The Company presently has an active list of approximately 4,400 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 home oxygen dealers, approximately 30% are represented by three major national chain accounts. One such national account, Apria Home Healthcare, accounted for 18% of the Company's revenues in 1997.

                  Financial Information Relating to Foreign and
                      Domestic Operations and Export Sales

                                 1997       1996      1995
                                ------     ------    -----
      Sales (thousands):
        United States          $23,567     17,832    12,651
        Europe                   1,146        961       718
        Other                    1,448      1,566     1,149
                                ------     ------    ------

        Total                  $26,161     20,359    14,518
                               =======     ======    ======

      Gross profit(thousands):
        United States          $13,509     10,630     6,717
        Europe                     572        476       340
        Other                      724        773       545
                                ------     ------     -----

        Total                  $14,805     11,879     7,602
                               =======     ======     =====

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

Competition

     The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market - liquid oxygen usage. Several companies, including Invacare, Nellcor/Puritan Bennett and Sunrise/De Vilbiss, market small (5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. Although these units allow longer ambulation and/or reduce the weight of portable liquid oxygen, they are heavier than the smallest OXYLITE system and provide less ambulatory time due to the greater efficiency of the OXYMATIC conserver, which provides at least double the oxygen savings of these conservers. Also these units are more expensive than OXYLITE systems and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

     Several of these competitors are now marketing combinations of conservers, regulators and small cylinders in direct competition with the Company's OXYLITE systems. Many of these products utilize conservers that provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as similar OXYLITE systems provide only 1/3 or 1/2 of the ambulation time provided by OXYLITE systems. In addition, the Company is aware of one company which began marketing an oxygen conserving device in November, 1996, which claims the same 7:1 savings ratio as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantges over the Company's products, however, the Company believes the established reputation of its products for efficiency and reliability offset these advantages. The Company does not know the level of sales achieved by these companies.

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

     The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver and the OXYCOIL; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC and the OXYCOIL as Class II devices.

Employees

     As of June 13, 1997, CHAD had 90 full-time and no part-time employees. Forty-nine of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.


Item 2. Properties.

     The Company's principal offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $24,500 pursuant to a lease expiring in June, 2003. Management feels this facility should adequately handle the Company's needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

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

               Included in Part II of this Report:

                    Independent Auditors' Report

                    Balance Sheets -- March 31, 1997 and 1996

                    Statements of Operations -- Years ended March 31, 1997, 1996 and 1995.

                    Statements of Shareholders' Equity -- Years ended March 31, 1997, 1996 and 1995.


                    Statements of Cash Flows -- Years ended March 31, 1997, 1996 and 1995.

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

             10.7   OXYMIZER Pendant License Agreement, as
                    amended, with Robert E. Phillips, Brian L.
                    Tiep, M.D. and Ben A. Otsap*

             10.20  OXYCOIL tubing License Agreement with
                    Mary Smart (licensed under the name
                    Respi-Coil).***

             10.23  Summary plan description for Chad Therapeutics,
                    Inc. Employee Savings and Retirement Plan****

             10.24  1994 Stock Option Plan

             10.25  Lease on real property at 21622 Plummer Street,
                    Chatsworth, California******

             13.1 Annual Report to Shareholders for the year ended March 31, 1997.

             23.1   Consent of Independent Accountant

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

             28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

      (b)  Reports on Form 8-K - None filed.

      (c)  Index to Exhibits.

      (d)  Financial Statement Schedules - None

--------------
      * Previously filed as an Exhibit to the Registrants'
        Registration Statement on Form S-18, File No. 2-83926.

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

 ****** Previously filed as an exhibit to the Registrant's Annual Report on Form
        10-K for the year ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 20th day of June, 1997.

                       CHAD THERAPEUTICS, INC.


                       By /S/Charles R. Adams
                          ---------------------------------------------
                          Charles R. Adams, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                    Date
     ---------                -----                    ----

/S/Charles R. Adams      Chief Executive           June 20, 1997
-----------------------  Officer and Director
Charles R. Adams         (Principal Executive
                         Officer)

/S/Francis R. Fleming    President, Chief          June 20, 1997
-----------------------  Operating Officer and
Francis R. Fleming       Director


/S/Earl L. Yager         Senior Vice President,    June 20, 1997
-----------------------  Chief Financial
Earl L. Yager            Officer and Secretary
                         and Director (Principal
                         Financial and Accounting
                         Officer)


/S/David L. Cutter       Director                  June 20, 1997
-----------------------
David L. Cutter


/S/John C. Boyd          Director                  June 20, 1997
-----------------------
John C. Boyd


/S/Norman Cooper         Director                  June 20, 1997
-----------------------
Norman Cooper


/S/Philip Wolfstein      Director                  June 20, 1997
-----------------------
Philip Wolfstein

                                  Exhibit Index



                         Exhibit Index                   Sequentially
Exhibit No.                 Document                     Numbered Page
-----------              -------------                   -------------

    13.1       Annual Report to Shareholders for
               the year ended March 31, 1997

    23.1       Consent of Independent Accountant