Form 10-K/A
period 1997-03-31
CHAD THERAPEUTICS INC
filed 1997-07-02
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                F O R M 10 - K/A



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

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (3)  Exhibits.

              13.1 This first amendment to the Annual Report to Shareholders for the year ended March 31, 1997, is being filed to provide a corrected copy of the Company's Annual Report to shareholders. The Annual Report to Shareholders previously filed contained a typographical error on page 23.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 2nd day of July, 1997.


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


     Signature                Title                    Date
     ---------                -----                    ----

/S/Charles R. Adams      Chief Executive           July 2, 1997
-----------------------  Officer and Director
Charles R. Adams         (Principal Executive
                         Officer)

/S/Francis R. Fleming    President, Chief          July 2, 1997
-----------------------  Operating Officer and
Francis R. Fleming       Director


/S/Earl L. Yager         Senior Vice President,    July 2, 1997
-----------------------  Chief Financial
Earl L. Yager            Officer and Secretary
                         and Director (Principal
                         Financial and Accounting
                         Officer)


/S/David L. Cutter       Director                  July 2, 1997
-----------------------
David L. Cutter


/S/John C. Boyd          Director                  July 2, 1997
-----------------------
John C. Boyd


/S/Norman Cooper         Director                  July 2, 1997
-----------------------
Norman Cooper


/S/Philip Wolfstein      Director                  July 2, 1997
-----------------------
Philip Wolfstein

                                  Exhibit Index



                         Exhibit Index                   Sequentially
Exhibit No.                 Document                     Numbered Page
-----------              -------------                   -------------

   13.1        Annual Report to Shareholders for
               the year ended March 31, 1997