Form 10-Q
period 1997-06-30
CHAD THERAPEUTICS INC
filed 1997-08-14
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended:  June 30, 1997

     Commission file number:  0-11363


                             CHAD THERAPEUTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                   95-3792700
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

             21622 Plummer Street, Chatsworth, CA              91311
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

                                 (818) 882-0883
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


               ----------------------------------------------------
                             (Former Address)



     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares                      9,951,117

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                        June 30, 1997 and March 31, 1997


                                     ASSETS


                                                   June 30,       March 31,
                                                     1997            1997
                                                 -----------     -----------
                                                 (Unaudited)

Current assets:
   Cash                                          $ 3,154,000     $ 2,289,000
   Accounts receivable, less allowance for
     doubtful accounts of $110,000 at
     June 30, 1997 and $107,000 at
     March 31, 1997                                2,782,000       2,329,000
   Inventories (Note 2)                            5,134,000       6,063,000
   Income taxes refundable                             -             527,000
   Prepaid expenses                                  508,000         172,000
   Deferred income taxes                             356,000         356,000
                                                 -----------     -----------
     Total current assets                         11,934,000      11,736,000


Property and equipment, at cost                    4,084,000       3,844,000
   Less accumulated depreciation                     840,000         717,000
                                                 -----------     -----------
     Net property and equipment                    3,244,000       3,127,000
                                                 -----------     -----------
Other assets, net                                  1,297,000         998,000
                                                 -----------     -----------
     Total assets                                $16,475,000     $15,861,000
                                                 ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
   Accounts payable                              $   172,000     $   344,000
   Accrued expenses                                  575,000         407,000
   Income taxes payable                               11,000           -
                                                 -----------     -----------
     Total current liabilities                       758,000         751,000

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,951,000 and 9,951,000
  shares issued and outstanding                   12,820,000      12,834,000
 Retained earnings                                 3,112,000       2,308,000
                                                 -----------     -----------
                                                  15,932,000      15,142,000
 Less treasury shares at cost, 30,000 and
  3,000 shares                                      (215,000)        (32,000)
                                                 -----------     -----------
     Net shareholders' equity                     15,717,000      15,110,000
                                                 -----------     -----------
     Total liabilities and shareholders' equity  $16,475,000     $15,861,000
                                                 ===========     ===========




                See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
                For the three months ended June 30, 1997 and 1996
                                   (Unaudited)


                                                    Three Months Ended
                                                    1997            1996
                                                -----------     -----------
Net sales                                       $ 5,428,000     $ 7,772,000
Cost of sales                                     2,443,000       3,179,000
                                                -----------     -----------
        Gross profit                              2,985,000       4,593,000

Costs and expenses:
   Selling, general and administrative            1,537,000       1,639,000
   Research and development                         133,000         275,000
                                                -----------     -----------
        Total costs and expenses                  1,670,000       1,914,000
                                                -----------     -----------
        Operating income                          1,315,000       2,679,000

   Other income - interest income                    27,000          27,000
                                                -----------     -----------
        Earnings before income taxes              1,342,000       2,706,000

Income taxes                                        538,000       1,082,000
                                                -----------     -----------
        Net earnings                            $   804,000     $ 1,624,000
                                                ===========     ===========
        Net earnings per share                  $       .08     $       .16
                                                ===========     ===========
Weighted average number of common shares
   (Note 3)                                      10,187,000      10,364,000
                                                ===========     ===========









                See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                    For the three months ended June 30, 1997
                                   (Unaudited)



                                                          Common Shares          Retained      Treasury
                                                        Shares      Amount       Earnings        Shares
                                                      ---------  ------------   -----------   -----------
Balance at
 March 31, 1997                                       9,951,000  $ 12,834,000   $ 2,308,000    $  (32,000)

Common shares repurchased                                 -             -             -          (253,000)

Common Shares issued for purchases under
 employee benefit plan                                    -           (14,000)        -            70,000

Net earnings                                              -             -           804,000         -
                                                      ---------   -----------   -----------    ----------
Balance at
 June 30, 1997                                        9,951,000   $12,820,000   $ 3,112,000    $ (215,000)
                                                      =========   ===========   ===========    ==========





























                See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
                For the three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                 Three Months Ended
                                                             ----------------------------
                                                                 1997            1996
                                                             -----------      -----------
Cash flows from operating activities:
   Net earnings                                              $   804,000      $ 1,624,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                             123,000           34,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable             (453,000)      (1,598,000)
         Decrease (increase) in inventories                      929,000         (353,000)
             Decrease (increase) in income taxes
                   refundable                                    527,000             -
         Decrease (increase) in prepaid expenses                (336,000)        (412,000)
         Decrease (increase) in deferred income taxes               -                -
         Decrease (increase) in other assets                    (299,000)        (173,000)
         Increase (decrease) in accounts payable                (172,000)         467,000
         Increase (decrease) in accrued expenses                 168,000          471,000
             Increase (decrease) in income taxes payable          11,000          872,000
                                                              ----------      -----------
               Net cash provided by
               operating activities                            1,302,000          932,000
                                                              ----------      -----------
Cash flows from investing activities:
   Increase in marketable securities                                -            (400,000)
   Capital expenditures                                         (240,000)         (56,000)
                                                              ----------      -----------
               Net cash used in investing
               activities                                       (240,000)        (456,000)
                                                              ----------      -----------
Cash flows from financing activities:
   Exercise of stock options                                        -              46,000
   Common Shares repurchased                                    (253,000)            -
   Common Shares issued                                           56,000           48,000
                                                              ----------      -----------
               Net cash provided by (used in)
               financing activities                             (197,000)          94,000
                                                              ----------      -----------
Net increase in cash                                             865,000          570,000

Cash beginning of period                                       2,289,000        1,809,000
                                                              ----------      -----------
Cash end of period                                            $3,154,000      $ 2,379,000
                                                              ==========      ===========





                See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                  June 30, 1997
                                   (Unaudited)


1.   Interim Reporting

     Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

     In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 14, 15, 16 and 17 of the March 31, 1997, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.   Inventories

     Inventories at June 30, 1997, are summarized as follows:

              Finished goods                     $  705,000
              Work-in-process                     1,408,000
              Raw materials                       3,021,000
                                                 ----------
                                                 $5,134,000
                                                 ==========


3.   Net Earnings Per Common Share

     Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1997

     Results of Operations

     Sales for the three months ended June 30, 1997, decreased $2,344,000 or 30.2% from the prior year's period. There were no price increases during the periods presented. The decrease in sales relates primarily to decreases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

     Sales to foreign distributors represented 8.7% and 10.0% of total sales for the periods ended June 30, 1997 and 1996, respectively. Currently, management expects a smaller increase in sales to foreign distributors during the upcoming fiscal year and while these sales should continue to increase on an annual basis, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

     The current procedure for reimbursement by Medicare for home oxygen services provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers. Management believes these reimbursement procedures have heightened interest in the cost savings and increased mobility afforded by oxygen conserving devices such as the Company's products.

     In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains presently account for approxi mately 23% of the Company's domestic sales. Margins on these sales may be somewhat lower due to quantity pricing. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1997

     Results of Operations (continued)

     The Company believes that its revenues at the end of fiscal 1997 and during the quarter ended June 30, 1997, was affected by several factors. During the quarter ended June 30, 1997, sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year's quarter did not recur. In addition, sales to national chain accounts as well as independent dealers have also been impacted by increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reimbursement which are being discussed as part of the Federal budget process. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors will continue to affect the Company's revenues for at least the first half of the year ended March 31, 1998.

     Cost of sales as a percent of net sales increased from 40.9% to 45.0% for the period ended June 30, 1997, as compared to the prior year's period. The current period has been affected by higher fixed overhead costs associated with the Company's move to new facilities in October 1996, and decreased sales volume. Management believes the cost per unit should remain at or near current levels in future periods.

     Selling, general and administrative expenditures decreased from $1,639,000 to $1,537,000 for the periods ended June 30, 1996 and 1997, respectively; however, these expenses increased as a percentage of net sales from 21.1% to 28.3% due to the decrease in sales volume. Research and develop ment expenses decreased by $142,000 for the period ended June 30, 1997, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $950,000 in the fiscal year ended March 31, 1998, on projects to enhance and expand the Company's product line. Research and development expenditures totaled $910,000 for the year ended March 31, 1997.

     The Company has fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 40.0% in 1997 and 39.1% in 1996.

     Financial Condition

     At June 30, 1997, the Company had cash totaling $3,154,000 or 19% of total assets, as compared to $2,289,000 (15%) at March 31, 1997. Net working capital increased from

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1997

     Financial Condition (continued)

     $10,985,000 at March 31, 1997, to $11,176,000 at June 30, 1997. Accounts
     receivable increased $453,000 during the period ended June 30, 1997, which related to an increase in sales from the quarter ended March 31, 1997. Future in creases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $929,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

     Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company does not have any established external sources of funds. The Company expects capital expenditures during the next twelve months to be approximately $1,250,000. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the period ended June 30, 1997, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. During the period ended June 30, 1997, the Company purchased approximately 35,000 shares at a cost of $253,000, however, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

     Newly Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 31, 1997. The Company will adopt FAS in the third quarter of 1998. FAS 128 requires the pre sentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of all prior period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1997

     Outlook: Issues & Risks

     This quarterly report contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which may cause actual operating results to differ materially from currently anticipated results. Among the factors that could cause actual results to differ materially are the following:

     Dependence Upon a Single Product Line

     Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

     Consolidation of Home Care Industry

     The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 23% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

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

                                  June 30, 1997

     Rapid Technological Change (continued)

     Historically, the Company has contracted with outside parties to develop new products. Some of the Company's competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

     Potential Changes in Administration of Health Care

     A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress and various state legislatures. There are wide variations among these bills and proposals. Because of the uncertain state of the health care proposals, it is not meaningful at this time to predict the effect on the business of the Company if any of these proposals is enacted.

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

     Patents and Trademarks

     The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition could have an adverse impact upon the Company's business.

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

                                  June 30, 1997

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




                                                 CHAD THERAPEUTICS, INC.
                                         ---------------------------------------
                                                       (Registrant)



Date    08/14/97                         /S/ Charles R. Adams
    --------------------                 ---------------------------------------
                                         Charles R. Adams
                                         Chief Executive Officer


Date   08/14/97                          /S/ Earl L. Yager
     -------------------                 ---------------------------------------
                                         Earl L. Yager
                                         Senior Vice President, Chief
                                         Financial Officer and Secretary