Form 10-Q
period 1997-09-30
CHAD THERAPEUTICS INC
filed 1997-11-13
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1997

Commission file number: 0-11363


                             CHAD THERAPEUTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                California                       95-3792700
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)

                 21622 Plummer Street, Chatsworth, CA       91311
                 ------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (818) 882-0883
                                 --------------
              (Registrant's telephone number, including area code)


                       ----------------------------------
                             (Former Address)


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

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      September 30, 1997 and March 31, 1997


                                     ASSETS

                                                             September 30,         March 31,
                                                                  1997               1997
                                                             -------------       -------------
                                                             (Unaudited)

Current assets:
   Cash                                                      $   3,775,000       $   2,289,000
   Accounts receivable, less allowance for
     doubtful accounts of $110,000 at
     September 30, 1997, and $107,000 at
     March 31, 1997                                              2,390,000           2,329,000
   Inventories (Note 2)                                          5,269,000           6,063,000
   Income taxes refundable                                               -             527,000
   Prepaid expenses                                                873,000             172,000
   Deferred income taxes                                           356,000             356,000
                                                             -------------       -------------

     Total current assets                                       12,663,000          11,736,000


Property and equipment, at cost                                  4,344,000           3,844,000
   Less accumulated depreciation                                   962,000             717,000
                                                             -------------       -------------

     Net property and equipment                                  3,382,000           3,127,000
                                                             -------------       -------------

Notes receivable                                                   125,000                   -
                                                             -------------       -------------

Other assets, net                                                1,300,000             998,000
                                                             -------------       -------------

     Total assets                                            $  17,470,000       $  15,861,000
                                                             =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $     582,000       $     344,000
   Accrued expenses                                                627,000             407,000
   Income taxes payable                                            207,000                   -
                                                             -------------       -------------

     Total current liabilities                                   1,416,000             751,000
                                                             -------------       -------------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,951,000 and 9,951,000
  shares issued and outstanding                                 12,827,000          12,834,000
 Retained earnings                                               3,401,000           2,308,000
                                                             -------------       -------------
                                                                16,228,000          15,142,000
 Less treasury shares at cost, 25,000 and
 3,000 shares                                                     (174,000)            (32,000)
                                                             -------------       -------------

     Net shareholders' equity                                   16,054,000          15,110,000
                                                             -------------       -------------

     Total liabilities and shareholders' equity              $  17,470,000       $  15,861,000
                                                             =============       =============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the six months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                      Six Months Ended
                                              ----------------------------
                                                  1997             1996
                                              -----------      -----------

Net sales                                     $ 9,818,000      $15,129,000
Cost of sales                                   4,619,000        6,279,000
                                              -----------      -----------

        Gross profit                            5,199,000        8,850,000

Costs and expenses:
   Selling, general and administrative          3,118,000        3,108,000
   Research and development                       323,000          413,000
                                              -----------      -----------

        Total costs and expenses                3,441,000        3,521,000
                                              -----------      -----------

        Operating income                        1,758,000        5,329,000

   Other income - interest income                  69,000           62,000
                                              -----------      -----------

        Earnings before income taxes            1,827,000        5,391,000

Income taxes                                      734,000        2,157,000
                                              -----------      -----------

        Net earnings                          $ 1,093,000      $ 3,234,000
                                              ===========      ===========

           Net earnings per share             $       .11      $       .31
                                              ===========      ===========

Weighted average number of common shares
   (Note 3)                                    10,212,000       10,384,000
                                              ===========      ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
             For the three months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                   Three Months Ended
                                              ----------------------------
                                                  1997            1996
                                              -----------      -----------

Net sales                                     $ 4,390,000      $ 7,357,000
Cost of sales                                   2,176,000        3,100,000
                                              -----------      -----------

        Gross profit                            2,214,000        4,257,000

Costs and expenses:
   Selling, general and administrative          1,581,000        1,469,000
   Research and development                       190,000          138,000
                                              -----------      -----------

        Total costs and expenses                1,771,000        1,607,000
                                              -----------      -----------

        Operating income                          443,000        2,650,000

   Other income - interest income                  42,000           35,000
                                              -----------      -----------

        Earnings before income taxes              485,000        2,685,000

Income taxes                                      196,000        1,075,000
                                              -----------      -----------

        Net earnings                          $   289,000      $ 1,610,000
                                              ===========      ===========

        Net earnings per share                $       .03      $       .15
                                              ===========      ===========

Weighted average number of common shares
   (Note 3)                                    10,236,000       10,403,000
                                              ===========      ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                   For the six months ended September 30, 1997
                                   (Unaudited)


                                          Common Shares                  Retained          Treasury
                                     Shares            Amount            Earnings           Shares
                                  ------------      ------------       ------------      ------------


Balance at
 March 31, 1997                      9,951,000      $ 12,834,000       $  2,308,000      $    (32,000)

Common shares repurchased                    -                 -                  -          (253,000)

Common shares issued for
 purchases under employee
 benefit plan                                -           (10,000)                 -           111,000

Compensation expense related
 to option grants                            -             3,000                  -                 -

Net earnings                                 -                 -          1,093,000                 -
                                  ------------      ------------       ------------      ------------

Balance at
 September 30, 1997                  9,951,000      $ 12,827,000       $  3,401,000      $   (174,000)
                                  ============      ============       ============      ============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the six months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                    Six Months Ended
                                                             -----------------------------
                                                                 1997              1996
                                                             -----------       -----------
Cash flows from operating activities:
   Net earnings                                              $ 1,093,000       $ 3,234,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                             245,000            69,000
       Compensation expense related to option grants               3,000                 -
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable              (61,000)       (1,073,000)
         Decrease (increase) in inventories                      794,000        (1,488,000)
            Decrease (increase) in income taxes
                refundable                                       527,000           (93,000)
         Decrease (increase) in prepaid expenses                (701,000)         (101,000)
         Decrease (increase) in other assets                    (302,000)         (423,000)
         Increase (decrease) in accounts payable                 238,000           107,000
         Increase (decrease) in accrued expenses                 220,000           493,000
            Increase (decrease) in income taxes payable          207,000          (180,000)
                                                             -----------       -----------

               Net cash provided by
               operating activities                            2,263,000           545,000
                                                             -----------       -----------

Cash flows from investing activities:
   Increase in marketable securities                                   -          (471,000)
   Capital expenditures                                         (500,000)       (1,416,000)
                                                             -----------       -----------

               Net cash (used in) investing
               activities                                       (500,000)       (1,887,000)
                                                             -----------       -----------

Cash flows from financing activities:
   Exercise of stock options                                           -            65,000
   Common shares repurchased                                    (253,000)                -
   Common shares issued                                          101,000            85,000
   Notes receivable issued                                      (130,000)                -
   Collections on notes receivable                                 5,000                 -
                                                             -----------       -----------

               Net cash provided by (used in)
               financing activities                             (277,000)          150,000
                                                             -----------       -----------


Net increase (decrease) in cash                                1,486,000        (1,192,000)

Cash beginning of period                                       2,289,000         1,809,000
                                                             -----------       -----------

Cash end of period                                           $ 3,775,000       $   617,000
                                                             ===========       ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                               September 30, 1997
                                   (Unaudited)


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

2.    Inventories

      Inventories at September 30, 1997, are summarized as follows:

                    Finished goods          $  849,000
                    Work-in-Process          1,011,000
                    Raw materials            3,409,000
                                            ----------
                                            $5,269,000
                                            ==========

3.    Net Earnings Per Common Share

      Net earnings per common share is based on the weighted average number of shares and common stock equivalents (stock options) outstanding.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

Results of Operations

Sales for the three and six months ended September 30, 1997, decreased $2,967,000 and $5,311,000 or 40.3% and 35.1%, respectively, over the prior year's periods. There were no price increases during the periods presented. The decrease in sales relates primarily to decreases in domestic sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 10% and 11% of total sales for the six month periods ended September 30, 1997 and 1996, respectively. Currently, management expects a smaller increase in sales to foreign distributors during the upcoming fiscal year and while these sales should continue to increase on an annual basis, quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

The current procedure for reimbursement by Medicare for home oxygen services provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers. Management believes these reimbursement procedures have heightened interest in the cost savings and improved mobility afforded by oxygen conserving devices such as the Company's products.

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - has stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains presently account for approxi mately 25% of the Company's domestic sales. Margins on these sales may be somewhat lower due to quantity pricing. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

Results of Operations (continued)

The Company believes that its revenues at the end of fiscal 1997 and during the six months ended September 30, 1997, were affected by several factors. During the six months ended September 30, 1997, sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year's quarter did not recur. In addition, sales to national chain accounts as well as independent dealers have also been impacted by increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reim bursement which were being discussed as part of the Federal budget process. This process has now been finalized and a 25% cut in home oxygen reimbursement will go into effect January, 1998. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors will continue to adversly affect the Company's revenues at least until the quarter ended December 31, 1997. Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O2TM Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home while safely and efficiently filling portable oxygen cylinders for ambulation. The Company recently announced the presentation of the TOTAL O2 system at the Medtrade Show and is currently awaiting clearance to sell the new product from the Food and Drug Administration. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system.

Cost of sales as a percent of net sales increased from 42.1% to 49.6% and from 41.5% to 47.1%, respectively, for the three and six months ended September 30, 1997, as compared to the prior year's periods. The current periods have been affected by higher fixed overhead costs associated with the Company's move to new facilities in October, 1996, and decreased sales volume. In addition, the three months ended September 30, 1997, have been affected by start-up costs associated with preparations to manufacture the TOTAL O2 system. Management believes the cost per unit should remain at or near current levels in future periods.

Selling, general and administrative expenditures increased from $1,469,000 to $1,581,000 and from $3,108,000 to $3,118,000 for the three and six months ended September 30, 1996 and 1997, respectively; however these expenses in creased as a percentage of net sales from 20% to 36% and from 20.5% to 31.8%, respectively, due to the decrease in sales volume and costs associated with preparing to bring the Company's new TOTAL O2 system product to market. Research and development expenses decreased by $90,000 for the six months ended September 30, 1997, as compared to the prior year's period. Currently, management expects research and development costs to total approximately $950,000 in the

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

fiscal year ended March 31, 1998, on projects to enhance and expand the Company's product line. Research and development expenses totaled $910,000 for the year ended March 31, 1997.

The Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 40.0% in 1997 and 39.1% in 1996.

Financial Condition

At September 30, 1997, the Company had cash totaling $3,775,000 or 22% of total assets, as compared to $2,289,000 (14%) at March 31, 1997. Net working capital increased from $10,985,000 at March 31, 1997, to $11,247,000 at September 30, 1997. Accounts receivable increased $61,000 during the period ended September 30, 1997. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $794,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company does not have any established external sources of funds. The Company expects capital expenditures during the next twelve months to be approximately $1,250,000. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the six month period ended September 30, 1997, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. During the six months ended September 30, 1997, the Company purchased approximately 35,000 shares at a cost of $253,000, however, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

Newly Issued Accounting Standards (continued)

ending after December 15, 1997. The Company will adopt FAS in the third quarter of 1998. FAS 128 requires the pre sentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of all prior period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt FAS 130 in the first quarter of the fiscal year ending March 31, 1999. Management believes that the adoption of FAS 130 will not have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), in June 1997. FAS 131 establishes standards for the way public business enter prises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of FAS No. 14, "Financial Reporting for Segments of a Business Enterprise", with a "management approach" concept as to basis for identi fying reportable segments. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management believes the adoption of FAS 131 will not have a material impact on the Company's financial position or results of operations.

Outlook:  Issues & Risks

This quarterly report contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward- looking statements are subject to certain risks and uncer tainties which may cause actual operating results to differ materially from currently anticipated results. Among the factors that could cause actual results to differ materially are the following:

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 25% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

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

Rapid Technological Change

The health care industry is characterized by rapid technolo gical change. The Company's products may become obsolete as a result of new developments. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has contracted with outside parties to develop new products. Some of the Company's competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been dis cussed and certain of such bills have been introduced in Congress and various state legislatures. There are wide variations among these bills and proposals. Because of the uncertain state of the health care proposals, it is not meaningful at this time to predict the effect on the business of the Company if any of these proposals is enacted.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1997

Potential Changes in Administration of Health Care (con't)

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

Patents and Trademarks

The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substan tially similar products. Such competition could have an adverse impact upon the Company's business.

Products Liability

The nature of the Company's business subjects it to poten tial legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains products liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company's results of operations and financial position.

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

                               September 30, 1997

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company's future reported earnings and financial position.

Additional Risk Factors

Additional factors which might affect the Company's perfor mance may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHAD THERAPEUTICS, INC.
                                             (Registrant)



     Date    11/14/97                  /S/ Charles R. Adams
         ----------------              ----------------------------------------
                                       Charles R. Adams
                                       Chief Executive Officer


     Date    11/14/97                  /S/ Earl L. Yager
         ----------------              ----------------------------------------
                                       Earl L. Yager
                                       Senior Vice President, Chief
                                       Financial Officer and Secretary