Form 10-Q
period 1997-12-31
CHAD THERAPEUTICS INC
filed 1998-02-11
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: December 31, 1997

     Commission file number:  0-11363


                             CHAD THERAPEUTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                       95-3792700
        -------------------------------       ----------------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)

                   21622 Plummer Street, Chatsworth, CA 91311
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 882-0883
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
                                (Former Address)


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares           9,958,070

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      December 31, 1997 and March 31, 1997


                                     ASSETS


                                                      December 31,         March 31,
                                                         1997                1997
                                                      ------------        ------------
                                                      (Unaudited)
Current assets:
   Cash                                               $  2,414,000        $  2,289,000
   Accounts receivable, less allowance for
     doubtful accounts of $114,000 at
     December 31, 1997, and $107,000 at
     March 31, 1997                                      1,646,000           2,329,000
   Inventories (Note 2)                                  6,616,000           6,063,000
   Income taxes refundable                                 169,000             527,000
   Prepaid expenses                                        520,000             172,000
   Deferred income taxes                                   356,000             356,000
                                                      ------------        ------------

     Total current assets                               11,721,000          11,736,000


Property and equipment, at cost                          4,932,000           3,844,000
   Less accumulated depreciation                         1,119,000             717,000
                                                      ------------        ------------

     Net property and equipment                          3,813,000           3,127,000
                                                      ------------        ------------

Notes receivable                                           124,000                --
                                                      ------------        ------------

Other assets, net                                        1,323,000             998,000
                                                      ------------        ------------

     Total assets                                     $ 16,981,000        $ 15,861,000
                                                      ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $    559,000        $    344,000
   Accrued expenses                                        581,000             407,000
                                                      ------------        ------------

     Total current liabilities                           1,140,000             751,000
                                                      ------------        ------------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 9,958,000 and 9,951,000
  shares issued and outstanding                         12,868,000          12,834,000
 Retained earnings                                       3,115,000           2,308,000
                                                      ------------        ------------
                                                        15,983,000          15,142,000
 Less treasury shares at cost, 21,000 and
  3,000 shares                                            (142,000)            (32,000)
                                                      ------------        ------------

     Net shareholders' equity                           15,841,000          15,110,000
                                                      ------------        ------------

     Total liabilities and shareholders' equity       $ 16,981,000        $ 15,861,000
                                                      ============        ============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the nine months ended December 31, 1997 and 1996
                                   (Unaudited)


                                                         Nine Months Ended
                                                   -----------------------------
                                                      1997              1996
                                                   -----------       -----------
Net sales                                          $13,052,000       $21,084,000
Cost of sales                                        6,529,000         9,073,000
                                                   -----------       -----------

        Gross profit                                 6,523,000        12,011,000

Costs and expenses:
   Selling, general and administrative               4,804,000         4,183,000
   Research and development                            499,000           697,000
                                                   -----------       -----------

        Total costs and expenses                     5,303,000         4,880,000
                                                   -----------       -----------

        Operating income                             1,220,000         7,131,000

   Other income:
        Interest income                                112,000            89,000
        Other                                           17,000              --
                                                   -----------       -----------

        Total other income                             129,000            89,000
                                                   -----------       -----------

        Earnings before income taxes                 1,349,000         7,220,000

Income taxes                                           542,000         2,887,000
                                                   -----------       -----------

        Net earnings                               $   807,000       $ 4,333,000
                                                   ===========       ===========


           Basic earnings per share (Note 3)       $       .08       $       .44
                                                   ===========       ===========


        Diluted earnings per share                 $       .08       $       .42
                                                   ===========       ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)


                                                        Three Months Ended
                                                  ------------------------------
                                                     1997               1996
                                                  -----------        -----------
Net sales                                         $ 3,234,000        $ 5,955,000
Cost of sales                                       1,910,000          2,794,000
                                                  -----------        -----------

        Gross profit                                1,324,000          3,161,000

Costs and expenses:
   Selling, general and administrative              1,686,000          1,075,000
   Research and development                           176,000            284,000
                                                  -----------        -----------

        Total costs and expenses                    1,862,000          1,359,000
                                                  -----------        -----------

        Operating income (loss)                      (538,000)         1,802,000

   Other income:
        Interest income                                43,000             27,000
        Other                                          17,000               --
                                                  -----------        -----------

        Total other income                             60,000             27,000
                                                  -----------        -----------

        Earnings (loss) before income taxes          (478,000)         1,829,000

Income taxes (benefit)                               (192,000)           730,000
                                                  -----------        -----------

        Net earnings (loss)                       $  (286,000)       $ 1,099,000
                                                  ===========        ===========

        Basic earnings (loss) per
            share (Note 3)                        $      (.03)       $       .11
                                                  ===========        ===========


        Diluted earnings (loss) per share         $      (.03)       $       .11
                                                  ===========        ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                   For the nine months ended December 31, 1997
                                   (Unaudited)


                                            Common Shares
                                   -------------------------------          Retained           Treasury
                                      Shares             Amount             Earnings            Shares
                                   ------------       ------------        ------------       ------------
Balance at
 March 31, 1997                       9,951,000       $ 12,834,000        $  2,308,000       $    (32,000)

Common shares repurchased                    --                 --                  --           (253,000)

Common shares issued for
 purchases under employee
 benefit plan                                --             (2,000)                 --            143,000

Compensation expense related
 to option grants                            --              5,000                  --                 --

Exercise of stock options                 7,000             31,000                  --                 --

Net earnings                                 --                 --             807,000                 --
                                   ------------       ------------        ------------       ------------

Balance at
 December 31, 1997                    9,958,000       $ 12,868,000        $  3,115,000       $   (142,000)
                                   ============       ============        ============       ============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the nine months ended December 31, 1997 and 1996
                                   (Unaudited)


                                                                    Nine Months Ended
                                                              ------------------------------
                                                                 1997               1996
                                                              -----------        -----------
Cash flows from operating activities:
   Net earnings                                               $   807,000        $ 4,333,000
   Adjustments to reconcile net earnings to
     net cash used in operating activities:
       Depreciation and amortization                              402,000            133,000
       Compensation expense related to option grants                5,000                 --
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable               683,000           (157,000)
         Decrease (increase) in inventories                      (553,000)        (2,039,000)
            Decrease (increase) in income taxes
                refundable                                        358,000           (418,000)
         Decrease (increase) in prepaid expenses                 (348,000)          (149,000)
         Decrease (increase) in other assets                     (325,000)          (642,000)
         Increase (decrease) in accounts payable                  215,000            320,000
         Increase (decrease) in accrued expenses                  174,000            294,000
            Increase (decrease) in income taxes payable                --           (180,000)
                                                              -----------        -----------

               Net cash provided by
               operating activities                             1,418,000          1,495,000
                                                              -----------        -----------

Cash flows from investing activities:
   Increase in marketable securities                                   --             28,000
   Capital expenditures                                        (1,088,000)        (2,458,000)
                                                              -----------        -----------

               Net cash (used in) investing
               activities                                      (1,088,000)        (2,430,000)
                                                              -----------        -----------

Cash flows from financing activities:
   Exercise of stock options                                       31,000            206,000
   Common shares repurchased                                     (253,000)           (32,000)
   Common shares issued                                           141,000             88,000
   Notes receivable issued                                       (130,000)                --
   Collections on notes receivable                                  6,000                 --
                                                              -----------        -----------

               Net cash provided by (used in)
               financing activities                              (205,000)           262,000
                                                              -----------        -----------


Net increase (decrease) in cash                                   125,000           (673,000)

Cash beginning of period                                        2,289,000          1,809,000
                                                              -----------        -----------

Cash end of period                                            $ 2,414,000        $ 1,136,000
                                                              ===========        ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                December 31, 1997
                                   (Unaudited)

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

2.  Inventories

Inventories at December 31, 1997, are summarized as follows:


Finished goods        $1,206,000
Work-in-Process          852,000
Raw materials          4,558,000
                       ---------
                      $6,616,000
                      ==========


3.  Net Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net earnings (loss) per common share:


                                             Nine Months Ended                   Three Months Ended
                                                 December 31                         December 31
                                      -------------------------------       --------------------------------
                                          1997               1996               1997                1996
                                      ------------       ------------       ------------        ------------
Basic net earnings per share:

Numerator - net earnings (loss)       $    807,000       $  4,333,000       $   (286,000)       $  1,099,000

Denominator - common shares
   outstanding                           9,952,000          9,731,000          9,955,000           9,935,000
                                      ------------       ------------       ------------        ------------

Basic net earnings (loss)
   per share                          $        .08       $        .44       $       (.03)       $        .11
                                      ============       ============       ============        ============

Diluted net earnings per share:

Numerator - net earnings (loss)       $    807,000       $  4,333,000         $ (286,000)         $1,099,000

Denominator:
   Common shares outstanding             9,952,000          9,731,000          9,955,000           9,935,000
   Common stock options                    277,000            662,000                 --             466,000
                                      ------------       ------------       ------------        ------------

                                        10,229,000         10,393,000          9,955,000          10,401,000
                                      ------------       ------------       ------------        ------------
Diluted net earnings (loss)
   per share                          $        .08       $        .42       $       (.03)       $        .11
                                      ============       ============       ============        ============


Options to purchase 231,000 shares of common stock at prices ranging from $11.125 to $13.471 per share were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1997

Results of Operations

Sales for the three and nine months ended December 31, 1997, de creased $2,721,000 and $8,032,000 or 45.7% and 38.1%, respectively, from the prior year's periods. There were no price increases during the periods presented. While there have been limited price reductions, the decrease in sales relates primarily to decreases in domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 11% and 10% of total sales for the nine month periods ended December 31, 1997 and 1996, respectively. Currently, management expects a small increase in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in dollars, thus quarter to quarter unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains presently account for approximately 25% of the Company's domestic sales. Margins on these sales may be somewhat lower due to quantity pricing. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communi cation program is in effect with all of the major national chains.

The Company believes that its revenues at the end of fiscal 1997 and during the nine months ended December 31, 1997, were affected by several factors. During the nine months ended December 31, 1997, sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year's quarter did not recur. In addition, sales to national chain accounts as well as independent dealers have also been impacted by

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1997

Results of Operations (continued)

increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reimbursement which were being discussed as part of the Federal budget process. This process has now been finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers will respond to the 25% cut, will continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O2(TM) Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service through maximum ambulatory capability. The Company received clearance in November to sell the new product from the Food and Drug Administration. To date the Company has received orders for over 600 TOTAL O2 systems, including approximately 200 systems for beta testing, and began shipping systems in late January. The sales potential for the new system is significant as the average selling price is anticipated to be approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system.

Cost of sales as a percent of net sales increased from 46.9% to 59.1% and from 43.0% to 50.0%, respectively, for the three and nine months ended December 31, 1997, as compared to the prior year's periods. The current periods have been affected by higher fixed overhead costs associated with the Company's move to new facilities in October, 1996, and decreased sales volume. In addition, the periods ended December 31, 1997, have been affected by start-up costs associated with preparations to manufacture the TOTAL O2 system. Management believes the cost per unit should remain at or near current levels in future periods.

Selling, general and administrative expenditures increased from $1,075,000 to $1,686,000 and from $4,183,000 to $4,804,000 for the three and nine months ended December 31, 1996 and 1997, respec tively. This represents an increase as a percentage of net sales from 18% to 52% and from 19.8% to 36.8%, respectively, due to the decrease in sales volume and costs associated with preparing to bring the Company's new TOTAL O2 system product to market. Research and development expenses decreased by $198,000 for the nine months ended December 31, 1997, as compared to the prior year's period. Currently, management expects research and development costs to total approximately $850,000 in the fiscal year ended March 31,

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1997

Results of Operations (continued)

1998, on projects to enhance and expand the Company's product line. Research and development expenses totaled $910,000 for the year ended March 31, 1997.

The Company had fully utilized its net operating loss carryforwards for Federal income tax purposes and other tax credit carryforwards. Future years will therefore be fully taxed and management estimates that the combined Federal and California income tax rates will be approximately 40%, as compared to 40% in 1997 and 39.1% in 1996.

Financial Condition

At December 31, 1997, the Company had cash totaling $2,414,000 or 14% of total assets, as compared to $2,289,000 (14%) at March 31, 1997. Net working capital decreased from $10,985,000 at March 31, 1997, to $10,581,000 at December 31,
1997. Accounts receivable decreased $683,000 during the period ended December 31, 1997. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $553,000. This increase relates primarily to raw materials purchased for the manufacture of the new TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. However, should the Company achieve rapid market penetration with the new TOTAL O2 product line it may need additional funds on a short term basis. While the Company does not have any established external sources of funds management believes such funds would be available to the Company. The Company expects capital expenditures during the next twelve months to be approximately $750,000. On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transac tions for a minimum of 10,000 shares. While the Company made no stock repurchases during the nine month period ended December 31, 1997, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. During the nine months ended December 31, 1997, the Company purchased approximately 35,000 shares at a cost of $253,000, however, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1997

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted FAS 128 in the third quarter of 1998. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share is also required. The adoption of FAS 128 did not have a material impact on the Company's financial position or results of operations.

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

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Informa tion" ("FAS 131"), in June 1997. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. It replaces the "industry segment" concept of FAS No. 14, "Financial Reporting for Segments of a Business Enterprise", with a "management approach" concept as to basis for identifying reportable segments. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management believes the adoption of FAS 131 will not have a material impact on the Company's financial position or results of operations.

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

                                December 31, 1997

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System. The success of this new product will depend upon the health care community's perception of the systems capabilities, clinical efficacy and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance it achieves among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolida tion. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 25% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

Competition

Chad's success over the past several years has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. 1998, on projects to enhance and expand the Company's product line. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower price products which do not provide oxygen conserving capabilities comparable to the Company's products and no assurance can be given that increased competition in the home oxygen market will not continue to have an adverse affect on the Company's operations.

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

                                December 31, 1997

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

Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which would reduce Medicare spending. It cannot be predicted how changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

Patents and Trademarks

The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products marketed by the Company do not receive patent protec tion, competitors may be able to manufacture and market substan tially similar products. Such competition could have an adverse impact upon the Company's business.

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

                                December 31, 1997

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


                                CHAD THERAPEUTICS, INC.
                                -----------------------
                                      (Registrant)



     Date     2/12/98           /S/ Charles R. Adams
                                -----------------------
                                Charles R. Adams
                                Chief Executive Officer


     Date     2/12/98           /S/ Earl L. Yager
                                -----------------------
                                Earl L. Yager
                                Senior Vice President, Chief
                                Financial Officer and Secretary