Form 10-K
period 1998-03-31
CHAD THERAPEUTICS INC
filed 1998-06-19
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10 - K


    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                    For the fiscal year ended March 31, 1998

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x_ No __

        Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 12, 1998 (based on the average over-the-counter bid and asked prices of such stock on such date) was $60,072,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 12, 1998:

     Common Shares                          10,012,000

     Portions of the Registrant's definitive Proxy Statement for its September 15, 1998, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1998 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

        In January, 1998, the monthly amount that Medicare now reimburses for home oxygen was reduced by 25% and an additional 5% reduction is scheduled for January, 1999. While the long term impact of this reduction may be to cause home care dealers to seek products that provide even greater cost saving efficiencies, the concerns over the size of these cuts over the past year has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen.

        While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, leading authorities now state that maintenance and improvement of the patient's quality of life should be the major objective in the treatment of COPD. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.

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

        Extensive clinical testing and trials over the past fourteen years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide, that have confirmed the efficacy and oxygen savings realized by patients who use the OXYMIZER devices.

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

        The OXYMIZER Pendant device is similar to the OXYMIZER device, except that its reservoir is located in a "pendant" which hangs over the patient's chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August, 1984, and to date sales have approximated those achieved by the OXYMIZER device. Total sales of these two devices accounted for approximately 5% of the Company's sales in 1998.

        OXYMATIC Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user's breathing rate. In clinical experience the average saving has been shown to be 7 to 1 - about twice the efficiency of most competitive products. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

        In May, 1995, the Company introduced the new OXYMATIC Model 301 which replaced the previous model. This new model incorporates improved electronics, providing a longer battery life and other improvements which make it more user friendly.

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

        The OXYMATIC conservers accounted for approximately 38% of the Company's sales in 1998. These amounts do not include OXYMATIC devices sold as part of OXYLITE systems.

        OXYLITE Complete Portable Oxygen System. The Company also markets eight OXYLITE complete portable oxygen systems, each of which is available with either the OXYMATIC Model 301 conserver or the OXYMATIC - 2400 conserver. These systems combine the OXYMATIC conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

        The OXYMATIC conserver extends the time the contents of the cylinders will last by an average of seven times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply. OXYLITE system and cylinder sales in 1998 accounted for approximately 44% of the Company's total sales, of which 52% represents the sales value of OXYMATIC conservers.

        OXYCOIL Coiled Oxygen Tubing. In January, 1986, the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device which can be used with any oxygen system to help keep the supply tubing out of the patients' way, thus minimizing the tripping and tangling problems associated with standard supply tubing. OXYCOIL tubing sales in 1998 accounted for approximately 3% of the Company's total sales.

        TOTAL 0[subscript]2 Delivery System. In January, 1998, the Company began marketing the TOTAL 0[subscript]2TM Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the 25% cut in home oxygen reimbursement that went into effect on January 1, 1998, by reducing the monthly cost of servicing patients while at the same time providing them with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

        While sales of the TOTAL 0[subscript]2 system have just begun, amounting to 3% of total sales for 1998, the potential for this product is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL 0[subscript]2 system.

        The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL 0[subscript]2 system. See "Licensing and Related Agreements".

        Other Products. The Company also offers a variety of ancillary products which support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches, which account for less than 7% of total sales in 1998.

Products Under Development

        It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. The first product developed from the project was the TOTAL 0[subscript]2 system. No assurance can be given that any products developed pursuant to this contract will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

        For the year ended March 31, 1998, the Company expended approximately $713,000 on research and development and has expended approximately $2,676,000 since its inception in August, 1982. The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $800,000 on several projects. The Company conducts research and development in the electronics area internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

        The Company has also entered into a license agreement (the "Litton License Agreement") with the Life Support Division of Litton Systems, Inc. for the TOTAL O(2) Delivery System.

        Pursuant to the Litton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Litton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 4%. The Litton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases uses of the licensed technology. The Licensors may terminate the Litton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

Manufacturing and Sources of Supply

        The Company tests and packages its products in its own facility. Some other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future. All outside manufacturing is conducted under the supervision and control of the Company and with tooling provided by the Company.

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

        Production of the OXYMATIC Model 301 and 2400 is being handled internally with only a portion of electronic assembly being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

        Pursuant to oral agreements, the Company purchases components for its OXYLITE systems (other than the OXYMATIC conserver) from several suppliers. These arrangements are terminable at will and the Company believes other suppliers would be available in the event of termination of these arrangements.

        Production of the TOTAL 0[subscript]2 system is being handled internally with a number of subassemblies being subcontracted outside the Company. The Company believes that there are alternate sources of supply for these subassemblies, including internal manufacturing as production quantities increase.

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

        Approximately 80% of all home oxygen patients are covered by Medicare and other government programs. Since June 1989, home oxygen suppliers have been reimbursed by Medicare on a fixed monthly fee basis. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company's oxygen conserving products and TOTAL O(2) Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

        While the home respiratory care dealer remains the primary focus of the Company's marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs were initiated which targeted respiratory care physicians, nurses and therapists. A Medical Advisory Committee was formed composed of nine physicians who are among the world's leading respiratory authorities.

        The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Marketing Director, a Marketing Manager, a marketing assistant, a National Sales Manager and seven in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. The Company also utilizes extensive direct mail, trade show attendance, and trade advertising to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

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

        The Company has entered into exclusive distributorship agreements in Germany, Canada, Japan, and Australia. The Company's largest distributor in Germany covers portions of the European Community, however, reimbursement pressures in Germany may limit growth during the upcoming year. The Company also has non-exclusive distributors in many other countries.

        Sales outside of the United States will subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations and governmental restrictions and regulations.

Customers, Backlog and Orders

        The Company presently has an active list of approximately 4,400 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 home oxygen dealers, approximately 30% are represented by three major national chain accounts. One such national account, Apria Home Healthcare, accounted for 11% of the Company's revenues in 1998.

                  Financial Information Relating to Foreign and
                      Domestic Operations and Export Sales

                                        1998         1997         1996
                                      -------      -------      -------
        Sales (thousands):
          United States               $14,866       23,567       17,832
          Europe                          632        1,146          961
          Other                         1,095        1,448        1,566
                                      -------      -------      -------

          Total                       $16,593       26,161       20,359
                                      =======      =======      =======

        Gross profit(thousands):
          United States               $ 7,197       13,509       10,630
          Europe                          267          572          476
          Other                           459          724          773
                                      -------      -------      -------

          Total                       $ 7,923       14,805       11,879
                                      =======      =======      =======

        All identifiable assets are located in the United States.

        At March 31, 1998, the Company had a backlog of $510,000 for TOTAL O(2) systems, including $149,000 related to systems for beta testing. In prior years the Company has not had any backlog of orders for any of its products. As production levels for the TOTAL 0[subscript]2 system increase, the Company presently intends to maintain a large enough inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

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

        Several of these competitors are now marketing combinations of conservers, regulators and small cylinders in direct competition with the Company's OXYLITE systems. Many of these products utilize conservers that provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as similar OXYLITE systems provide only 1/3 or 1/2 of the ambulation time provided by OXYLITE systems. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company's products; however, the Company believes the established reputation of its products for efficiency and reliability help offset these advantages. The Company does not know the level of sales achieved by these companies.

        There are several other types of portable oxygen systems which compete with the Company's OXYLITE systems but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limits their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three feet high, weighs over 20 lbs., and provides an average patient with less than 5 hours of oxygen. These systems are enjoying some level of success due to their lower unit price advantage. The OXYMATIC conserver, which provides an average oxygen savings of 7 to 1, allows the use of smaller, lighter cylinders and thus provides greater mobility.

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

Patents and Trademarks

        The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original OXYMIZER device, the OXYMIZER Pendant device, the OXYMATIC conserver and the TOTAL O2 Delivery System. A number of foreign patent applications pertaining to the Company's activities have also been issued.

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

        The Company has obtained U.S. registration for the trademarks "OXYMIZER", "OXYMATIC", "CHAD" and "OXYCOIL" and has filed an application for the trademark "TOTAL 0[subscript]2". A series of foreign applications to register the trademark "OXYMIZER" in a number of countries of commercial interest to the Company have been filed.


Governmental Regulation

        The commercialization of the OXYMIZER, OXYMATIC and TOTAL 0[subscript]2 devices is subject to the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act") and to regulations issued thereunder. The Company anticipates that commercialization of other devices which it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which may apply to the manufacture and marketing of the Company's products. The Medical Device Amendments of 1976 to the Food and Drug Act (the "Amendments") and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices:
Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act with the FDA will render it misbranded under the Food and Drug Act.

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

        The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the OXYCOIL and the TOTAL 0[subscript]2 Delivery System; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the OXYCOIL and TOTAL 0[subscript]2 Delivery System as Class II devices.

Employees

        As of June 12, 1998, CHAD had 87 full-time and no part-time employees. Fifty-three of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2.   Properties.

        The Company's principal offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $24,500 pursuant to a lease expiring in June, 2003. Management believes this facility should adequately handle the Company's needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

Item 3.   Legal Proceedings.

               The Company becomes involved in legal proceedings in the ordinary course of business. The Company maintains product liability insurance in an amount deemed customary in the industry for protection of the Company against potential product liability claims.

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

               Included in Part II of this Report:

                    Independent Auditors' Report

                    Balance Sheets -- March 31, 1998 and 1997

                    Statements of Operations -- Years ended March 31, 1998, 1997 and 1996.

                    Statements of Shareholders' Equity -- Years ended March 31, 1998, 1997 and 1996.

                    Statements of Cash Flows -- Years ended March 31, 1998, 1997 and 1996.

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

             10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil).***

             10.23 Summary plan description for Chad Therapeutics, Inc. Employee Savings and Retirement Plan****

             10.24  1994 Stock Option Plan******

             10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California******

             10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Life Support Division of Litton Industries, Inc.

             13.1   Annual Report to Shareholders for the year ended March 31,
                    1998.

             23.1   Consent of Independent Accountant

             28.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class 1 device.*

             28.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

             28.5 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

             28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

             28.7 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 19th day of June, 1998.


                                    CHAD THERAPEUTICS, INC.


                                    By  /s/ Thomas E. Jones
                                       -----------------------------------------
                                        Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                      Date
     ---------                -----                      ----
/s/ Thomas E. Jones      Chief Executive Officer      June 19, 1998
-----------------------  and Director (Principal
Thomas E. Jones          Executive Officer)


/s/ Francis R. Fleming   President, Chief             June 19, 1998
-----------------------  Operating Officer and
Francis R. Fleming       Director


/s/ Earl L. Yager        Senior Vice President,       June 19, 1998
-----------------------  Chief Financial Officer
Earl L. Yager            and Secretary and Director
                         (Principal Financial and
                         Accounting Officer)


/s/ Charles R. Adams     Chairman of the Board        June 19, 1998
-----------------------
Charles R. Adams


/s/ David L. Cutter      Director                     June 19, 1998
-----------------------
David L. Cutter


/s/ John C. Boyd         Director                     June 19, 1998
-----------------------
John C. Boyd


/s/ Norman Cooper        Director                     June 19, 1998
-----------------------
Norman Cooper


/s/ Philip Wolfstein     Director                     June 19, 1998
-----------------------
Philip Wolfstein

                                  EXHIBIT INDEX



                              Exhibit Index                        Sequentially
Exhibit No.                      Document                          Numbered Page
-----------                   -------------                        -------------
  13.1       Annual Report to Shareholders for the year ended
             March 31, 1998

  23.1       Consent of Independent Accountant

  10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Litton Life Support division of Litton Industries, Inc.

  28.7 Letter from the FDA authorizing the Company to market the TOTAL O(2) Delivery System as a Class 2 device