Form 10-K/A
period 1998-03-31
CHAD THERAPEUTICS INC
filed 1998-06-29
CIK 713492

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (3)  Exhibits.

                        This first amendment to the Form 10-K for the year ended March 31, 1998, is being filed to provide the following two exhibits:

                10.27   Employment Agreement with Thomas E. Jones

                10.28 Form of Severance and Change of Control Agreement for officers

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 29th day of June, 1998.

                              CHAD THERAPEUTICS, INC.

                              By /S/Thomas E. Jones
                                 ----------------------------------------------
                                 Thomas E. Jones, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                    Date


/S/Thomas E. Jones                Chief Executive           June 29, 1998
----------------------------      Officer and Director
Thomas E. Jones                   (Principal Executive
                                  Officer)

/S/Francis R. Fleming             President, Chief          June 29, 1998
----------------------------      Operating Officer and
Francis R. Fleming                Director

/S/Earl L. Yager                  Senior Vice President,    June 29, 1998
----------------------------      Chief Financial Officer
Earl L. Yager                     and Secretary and Director
                                  (Principal Financial and
                                  Accounting Officer)

                                  Chairman of the Board     June 29, 1998
----------------------------
Charles R. Adams

/S/David L. Cutter                Director                  June 29, 1998
----------------------------
David L. Cutter


/S/John C. Boyd                   Director                  June 29, 1998
----------------------------
John C. Boyd


/S/Norman Cooper                  Director                  June 29, 1998
----------------------------
Norman Cooper


/S/Philip Wolfstein               Director                  June 29, 1998
----------------------------
Philip Wolfstein

                                  Exhibit Index


                         Exhibit Index             Sequentially
Exhibit No.                 Document              Numbered Page
-----------                 --------              -------------

  10.27      Employment Agreement with Thomas
             E. Jones

  10.28      Form of Severance and Change in
             Control Agreement with Officers