Form 10-Q
period 1998-06-30
CHAD THERAPEUTICS INC
filed 1998-08-03
CIK 713492

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


     For Quarter Ended:  June 30, 1998

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

        _____________________________________________________________
                             (Former Address)


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares          10,012,423

                         CHAD THERAPEUTICS, INC.
                              Balance Sheets
                    June 30, 1998 and March 31, 1998


                                  ASSETS
                                  ------
                                                   June 30,        March 31,
                                                    1998             1998
                                                 -----------    -------------
                                                 (Unaudited)

Current assets:
   Cash                                          $   980,000     $ 1,579,000
   Accounts receivable, less allowance for
     doubtful accounts of $53,000 at
     June 30, 1998 and $105,000 at
     March 31, 1998                                2,799,000       2,469,000
   Inventories (Note 2)                            8,497,000       7,133,000
   Income taxes refundable                           501,000         572,000
   Prepaid expenses                                  217,000         249,000
   Deferred income taxes                              64,000          64,000
                                                  ----------      ----------

     Total current assets                         13,058,000      12,066,000


Property and equipment, at cost                    5,325,000       5,275,000
   Less accumulated depreciation                   1,511,000       1,310,000
                                                  ----------      ----------

     Net property and equipment                    3,814,000       3,965,000
                                                  ----------      ----------

Note receivable from related party                   125,000         126,000
Other assets, net                                  1,263,000       1,279,000
                                                  ----------      ----------

     Total assets                                $18,260,000     $17,436,000
                                                  ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current liabilities:
   Accounts payable                              $ 1,131,000     $   730,000
   Accrued expenses                                  857,000         632,000
                                                  ----------      ----------

     Total current liabilities                     1,988,000       1,362,000
                                                  ----------      ----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,012,000 and 10,008,000
  shares issued and outstanding                   13,125,000      13,100,000
 Retained earnings                                 3,212,000       3,105,000
                                                  ----------      ----------
                                                  16,337,000      16,205,000
 Less treasury shares at cost, 8,000 and
  19,000 shares                                      (65,000)       (131,000)
                                                  ----------      ----------

     Net shareholders' equity                     16,272,000      16,074,000
                                                  ----------      ----------

     Total liabilities and shareholders' equity  $18,260,000     $17,436,000
                                                  ==========      ==========


See accompanying notes to financial statements.

                          CHAD THERAPEUTICS, INC.
                          Statements of Earnings
             For the three months ended June 30, 1998 and 1997
                                (Unaudited)


                                                     THREE MONTHS ENDED
                                               ----------------------------
                                                    1998            1997
                                                    ----            ----

Net sales                                       $4,197,000      $5,428,000
Cost of sales                                    2,257,000       2,443,000
                                                 ---------       ---------

        Gross profit                             1,940,000       2,985,000

Costs and expenses:
   Selling, general and administrative           1,571,000       1,537,000
   Research and development                        208,000         133,000
                                                 ---------       ---------

        Total costs and expenses                 1,779,000       1,670,000
                                                 ---------       ---------

        Operating income                           161,000       1,315,000

   Other income - interest income                   17,000          27,000
                                                 ---------       ---------

        Earnings before income taxes               178,000       1,342,000

Income taxes                                        71,000         538,000
                                                 ---------       ---------

        Net earnings                            $  107,000      $  804,000
                                                 =========       =========

            Basic earnings per share            $      .01      $      .08
                                                 =========       =========

        Diluted earnings per share              $      .01      $      .08
                                                 =========       =========


See accompanying notes to financial statements.

                              CHAD THERAPEUTICS, INC.
                         Statement of Shareholders' Equity
                     For the three months ended June 30, 1998
                                     (Unaudited)



                                   Common Shares         Retained     Treasury
                                 Shares     Amount       Earnings      Shares
                              ----------  -----------  -----------   ----------

Balance at
 March 31, 1998               10,008,000  $13,100,000  $ 3,105,000   $(131,000)

Exercise of stock options          4,000       24,000        -           -

Common Shares issued for
 purchases under employee
 benefit plan                      -            1,000        -          66,000

Net earnings                       -            -          107,000       -
                               ---------   ----------   ----------    --------

Balance at
 June 30, 1998                10,012,000  $13,125,000  $ 3,212,000   $ (65,000)
                              ==========   ==========   ==========    =========



See accompanying notes to financial statements.

                          CHAD THERAPEUTICS, INC.
                          Statements of Cash Flows
              For the three months ended June 30, 1998 and 1997
                                (Unaudited)


                                                        Three Months Ended
                                                     -------------------------
                                                        1998          1997
                                                        ----          ----
Cash flows from operating activities:
   Net earnings                                      $   107,000   $   804,000
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                     201,000       123,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable     (330,000)     (453,000)
         Decrease (increase) in inventories           (1,364,000)      929,000
         Decrease (increase) in income taxes
           refundable                                     71,000       527,000
         Decrease (increase) in prepaid expenses          32,000      (336,000)
         Decrease (increase) in deferred income taxes      -             -
         Decrease (increase) in note receivable
           from related party                              1,000         -
         Decrease (increase) in other assets              16,000      (299,000)
         Increase (decrease) in accounts payable         401,000      (172,000)
         Increase (decrease) in accrued expenses         225,000       168,000
         Increase (decrease) in income taxes payable       -            11,000
                                                      ----------    ----------

             Net cash provided by (used in)
               operating activities                     (640,000)    1,302,000
                                                      ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                  (50,000)     (240,000)
                                                      ----------    ----------

               Net cash used in investing
               activities                                (50,000)     (240,000)
                                                      ----------    ----------

Cash flows from financing activities:
   Exercise of stock options                              24,000         -
   Common Shares repurchased                               -          (253,000)
   Common Shares issued                                   67,000        56,000
                                                      ----------    ----------

               Net cash provided by (used in)
               financing activities                       91,000      (197,000)
                                                      ----------    ----------

Net increase (decrease) in cash                         (599,000)      865,000

Cash beginning of period                               1,579,000     2,289,000
                                                      ----------    ----------

Cash end of period                                   $   980,000   $ 3,154,000
                                                      ==========    ==========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                  JUNE 30, 1998
                                   (Unaudited)

1.  INTERIM REPORTING

    Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

    In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 14, 15, 16 and 17 of the March 31, 1998, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.  INVENTORIES

    Inventories at June 30, 1998, are summarized as follows:

                    Finished goods                     $1,561,000
                    Work-in-process                       986,000
                    Raw materials                       5,950,000
                                                        ---------
                                                       $8,497,000
                                                        =========
3.  EARNINGS PER COMMON SHARE

    Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                              Three Months Ended
                                                    June 30
                                                 1998         1997
                                                 ----         ----
    Basic earnings per share:

    Numerator - net earnings                  $   107,000  $   804,000
    Denominator - common shares
     outstanding                               10,010,000    9,951,000
                                               ----------   ----------

    Basic earnings per share                  $       .01  $       .08
                                               ==========   ==========

    Diluted earnings per share:

    Numerator - net earnings                  $   107,000  $   804,000
    Denominator:
     Common shares outstanding                 10,010,000    9,951,000
     Common stock options                         116,000      236,000
                                               ----------   ----------

                                               10,126,000   10,187,000
                                               ----------   ----------

    Diluted earnings per share                $       .01  $       .08
                                               ==========   ==========

                             CHAD THERAPEUTICS, INC.
                                  JUNE 30, 1998
                                   (Unaudited)

3.  EARNINGS PER COMMON SHARE (CONT'D)

    Options to purchase 442,000 shares of common stock at prices ranging from $6.688 to $13.471 per share were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

4.  COMPREHENSIVE INCOME

    The financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three-month periods ended June 30, 1998 and 1997. As a result, comprehensive income is the same as the net income for the three-month periods ended June 30, 1998 and 1997.

5.  INCOME TAXES

    Income taxes have been provided for at an effective combined Federal and California rate of approximately 40% for all periods presented.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

RESULTS OF OPERATIONS

Sales for the three months ended June 30, 1998, decreased $1,231,000 or 22.7% from the prior year's period. There were no price changes during 1997. While there have been limited price reductions in 1998, the decrease in sales relates primarily to decreases in domestic unit sales in 1998 of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 14% and 9% of total sales for the periods ended June 30, 1998 and 1997, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

The current procedure for reimbursement by Medicare for home oxygen services provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices, such as the Company's products, which can extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers.

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approxi mately 22% and 23% of the Company's domestic sales for the periods ended June 30, 1998 and 1997, respectively. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

RESULTS OF OPERATIONS (cont'd)

for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues at the end of fiscal 1997 and during the year ended March 31, 1998, were affected by several factors. During the year ended March 31, 1998, management believes sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year did not recur. In addition, sales to national chain accounts as well as independent dealers have also been impacted by increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reim bursement which were being discussed as part of the Federal budget process. This process has now been finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers will respond to the 25% cut, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future. However, during the quarter ended June 30, 1998, sales of these products increased 25% over the previous quarter.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O2(TM) Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell the new product from the Food and Drug Administration. The Company began shipping TOTAL O2 systems in January and realized approximately $218,000 in sales during the quarter ended June 30, 1998. The sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

RESULTS OF OPERATIONS (cont'd)

affect the outcome of forward looking statements made in this paragraph see
Outlook: Issues and Risks - New Product.

Cost of sales as a percent of net sales increased from 45.0% to 53.8% for the period ended June 30, 1998, as compared to the prior year's period. Both periods have been affected by higher fixed overhead costs associated with the Company's move to new facilities in October, 1996. In addition, the period ended June 30, 1998, has been affected by decreased sales volume and start-up costs associated with the manufacture of the TOTAL O2 system. Management believes the gross margins should remain at or decline slightly from current levels in the future periods as TOTAL O2 system sales increase.

Selling, general and administrative expenditures increased slightly from $1,537,000 to $1,571,000 for the periods ended June 30, 1998. The Company does not anticipate a decrease in these expenses in the coming years. Research and development expenses increased by $75,000 for the period ended June 30, 1998, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $800,000 in the fiscal year ended March 31, 1999, on projects to enhance and expand the Company's product line.

FINANCIAL CONDITION

At June 30, 1998, the Company had cash totaling $980,000 or 5% of total assets, as compared to $1,579,000 (9%) at March 31, 1998. Net working capital increased from $10,704,000 at March 31, 1998, to $11,070,000 at June 30, 1998. Accounts
receivable increased $330,000 during the period ended June 30, 1998. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $1,364,000. This increase relates primarily to raw materials purchased for the manufacture of the new TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

FINANCIAL CONDITION (cont'd)

However, should the company achieve rapid market penetra tion with the new TOTAL O2 product line it may need addi tional funds on a short term basis. The Company has entered into an agreement with its bank to provide a line of credit for up to $2,000,000 if such funds are necessary for expansion of the TOTAL O2 product line. The Company expects capital expenditures during the next twelve months to be approximately $750,000.

On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repur chases during the period ended June 30, 1998, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. No purchases were made during the period ended June 30, 1998, and the Company purchased approximately 38,000 shares at a cost of $285,000 during the period ended June 30, 1997, however, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

YEAR 2000

Management has initiated an enterprise-wide program to prepare the Company's, its customers and its suppliers computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The cost of testing and conversion of system applications is expected to be minimal. A signifi cant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources.

NEWLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130", in June, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company has adopted FAS 130 in the quarter ended

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

NEWLY ISSUED ACCOUNTING STANDARDS (cont'd)

June 30, 1998. The adoption of FAS 130 did not have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in June, 1997. FAS 131 establishes standards for the way public business enter prises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major custom ers. It replaces the "industry segment" concept of FAS No. 14, "Financial Reporting for Segments of a Business Enterprise", with a "management approach" concept as to basis for identifying reportable segments. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the annual financial statements of the fiscal year ending March 31, 1999. Management believes the adoption of FAS 131 will not have a material impact on the Company's financial position or results of operations.

OUTLOOK:  ISSUES & RISKS

This quarterly report contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward- looking statements are subject to certain risks and uncertainties which may cause actual operating results to differ materially from currently anticipated results. Among the factors that could cause actual results to differ materially are the following:

DEPENDENCE UPON A SINGLE PRODUCT LINE

Although the Company currently markets a number of prod ucts, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

NEW PRODUCT

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

NEW PRODUCT (cont'd)

O2 Delivery System. The success of this new product will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance it achieves among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System cannot be assessed at this time.

CONSOLIDATION OF HOME CARE INDUSTRY

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 22% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

COMPETITION

Chad's success over the past several years has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products which do not provide oxygen conserving capabilities comparable to the Company's products. No assurance can be given that increased competition in the home oxygen market will not continue to have an adverse affect on the Company's operations.

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

                                  JUNE 30, 1998

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

Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which has reduced Medicare spending. It cannot yet be predicted how changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

PATENTS AND TRADEMARKS

The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protec tion, competitors may be able to manufacture and market substantially similar products. Such competition could have an adverse impact upon the Company's business.

PRODUCTS LIABILITY

The nature of the Company's business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains products liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be suffi cient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company's results of operations and financial position.

AVAILABILITY OF THIRD PARTY COMPONENT PRODUCTS

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing

                             CHAD THEAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  JUNE 30, 1998

AVAILABILITY OF THIRD PARTY COMPONENT PRODUCTS (cont'd)

processes for the foreseeable future. The Company's agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrange ments. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of its products.

ACCOUNTING STANDARDS

Accounting standards promulgated by the Financial Account ing Standards Board change periodically. Changes in such standards may have an impact on the Company's future financial position.

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


                                              CHAD THERAPEUTICS, INC.
                                                    (Registrant)



     Date    08/03/98                         /S/ THOMAS E. JONES
                                              Thomas E. Jones
                                              Chief Executive Officer


     Date    08/03/98                         /S/ EARL L. YAGER
                                              Earl L. Yager
                                              Senior Vice President, Chief
                                              Financial Officer and Secretary