Form 10-Q
period 1998-09-30
CHAD THERAPEUTICS INC
filed 1998-11-12
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended: September 30, 1998

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

                       ---------------------------------
                                (Former Address)


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

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      September 30, 1998 and March 31, 1998


                                  ASSETS

                                                                 September 30,             March 31,
                                                                      1998                   1998
                                                                 -------------          -------------
                                                                  (Unaudited)

Current assets:
   Cash                                                          $   1,093,000          $   1,579,000
   Accounts receivable, less allowance for
     doubtful accounts of $49,000 at
     September 30, 1998 and $105,000 at
     March 31, 1998                                                  2,683,000              2,469,000
   Inventories (Note 2)                                              8,973,000              7,133,000
   Income taxes refundable                                              54,000                572,000
   Prepaid expenses                                                    261,000                249,000
   Deferred income taxes                                                64,000                 64,000
                                                                 -------------          -------------

     Total current assets                                           13,128,000             12,066,000


Property and equipment, at cost                                      5,381,000              5,275,000
   Less accumulated depreciation                                     1,712,000              1,310,000
                                                                 -------------          -------------

     Net property and equipment                                      3,669,000              3,965,000
                                                                 -------------          -------------

Note receivable from related party                                      74,000                126,000
Other assets, net                                                    1,242,000              1,279,000
                                                                 -------------          -------------

     Total assets                                                $  18,113,000          $  17,436,000
                                                                 =============          =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $   1,082,000          $     730,000
   Accrued expenses                                                    785,000                632,000
                                                                 -------------          -------------

     Total current liabilities                                       1,867,000              1,362,000
                                                                 -------------          -------------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,012,000 and 10,008,000
  shares issued and outstanding                                     13,085,000             13,100,000
 Retained earnings                                                   3,214,000              3,105,000
                                                                 -------------          -------------
                                                                    16,299,000             16,205,000
 Less treasury shares at cost, 13,000 and
  19,000 shares                                                        (53,000)              (131,000)
                                                                 -------------          -------------

     Net shareholders' equity                                       16,246,000             16,074,000
                                                                 -------------          -------------

     Total liabilities and shareholders' equity                  $  18,113,000          $  17,436,000
                                                                 =============          =============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the six months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                       Six Months Ended
                                                ------------------------------
                                                    1998                1997
                                                ----------          ----------

Net sales                                       $8,057,000          $9,818,000
Cost of sales                                    4,603,000           4,619,000
                                                ----------          ----------

        Gross profit                             3,454,000           5,199,000

Costs and expenses:
   Selling, general and administrative           2,982,000           3,118,000
   Research and development                        322,000             323,000
                                                ----------          ----------

        Total costs and expenses                 3,304,000           3,441,000
                                                ----------          ----------

        Operating income                           150,000           1,758,000

   Other income - interest income                   31,000              69,000
                                                ----------          ----------

        Earnings before income taxes               181,000           1,827,000

Income taxes                                        72,000             734,000
                                                ----------          ----------

        Net earnings                            $  109,000          $1,093,000
                                                ==========          ==========

        Basic earnings per share                $      .01          $      .11
                                                ==========          ==========

        Diluted earnings per share              $      .01          $      .11
                                                ==========          ==========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
             For the three months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                        Three Months Ended
                                                ---------------------------------
                                                    1998                  1997
                                                -----------           -----------

Net sales                                       $ 3,860,000           $ 4,390,000
Cost of sales                                     2,346,000             2,176,000
                                                -----------           -----------

        Gross profit                              1,514,000             2,214,000

Costs and expenses:
   Selling, general and administrative            1,411,000             1,581,000
   Research and development                         114,000               190,000
                                                -----------           -----------

        Total costs and expenses                  1,525,000             1,771,000
                                                -----------           -----------

        Operating income (loss)                     (11,000)              443,000

   Other income - interest income                    14,000                42,000
                                                -----------           -----------

        Earnings before income taxes                  3,000               485,000

Income taxes                                          1,000               196,000
                                                -----------           -----------

        Net earnings                            $     2,000           $   289,000
                                                ===========           ===========

        Basic earnings per share                $       .00           $       .03
                                                ===========           ===========

        Diluted earnings per share              $       .00           $       .03
                                                ===========           ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                   For the six months ended September 30, 1998
                                   (Unaudited)


                                              Common Shares                        Retained              Treasury
                                       Shares                Amount                Earnings               Shares
                                   -------------         -------------          -------------         -------------

Balance at
 March 31, 1998                       10,008,000         $  13,100,000          $   3,105,000         $    (131,000)

Exercise of stock options                  4,000                24,000                     --                    --

Common Shares repurchased                     --                    --                     --               (69,000)

Common Shares issued for
 purchases under employee
 benefit plan                                 --               (39,000)                    --               147,000

Net earnings                                  --                    --                109,000                    --
                                   -------------         -------------          -------------         -------------

Balance at
 September 30, 1998                   10,012,000         $  13,085,000          $   3,214,000         $     (53,000)
                                   =============         =============          =============         =============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the six months ended September 30, 1998 and 1997
                                   (Unaudited)


                                                                         Six Months Ended
                                                                 ---------------------------------
                                                                     1998                  1997
                                                                 -----------           -----------
Cash flows from operating activities:
   Net earnings                                                  $   109,000           $ 1,093,000
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                 402,000               245,000
       Compensation expense related to option grants                      --                 3,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                 (214,000)              (61,000)
         Decrease (increase) in inventories                       (1,840,000)              794,000
         Decrease (increase) in income taxes
           refundable                                                518,000               527,000
         Decrease (increase) in prepaid expenses                     (12,000)             (701,000)
         Decrease (increase) in deferred income taxes                     --                    --
         Decrease (increase) in note receivable
           from related party                                         52,000              (125,000)
         Decrease (increase) in other assets                          37,000              (302,000)
         Increase (decrease) in accounts payable                     352,000               238,000
         Increase (decrease) in accrued expenses                     153,000               220,000
         Increase (decrease) in income taxes payable                      --               207,000
                                                                 -----------           -----------

               Net cash provided by (used in)
               operating activities                                 (443,000)            2,138,000
                                                                 -----------           -----------

Cash flows from investing activities:
   Capital expenditures                                             (106,000)             (500,000)
                                                                 -----------           -----------

               Net cash used in investing
               activities                                           (106,000)             (500,000)
                                                                 -----------           -----------

Cash flows from financing activities:
   Exercise of stock options                                          24,000                    --
   Common Shares repurchased                                         (69,000)             (253,000)
   Common Shares issued                                              108,000               101,000
                                                                 -----------           -----------

               Net cash provided by (used in)
               financing activities                                   63,000              (152,000)
                                                                 -----------           -----------

Net increase (decrease) in cash                                     (486,000)            1,486,000

Cash beginning of period                                           1,579,000             2,289,000
                                                                 -----------           -----------

Cash end of period                                               $ 1,093,000           $ 3,775,000
                                                                 ===========           ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                               September 30, 1998
                                   (Unaudited)

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

2.    Inventories

      Inventories at September 30, 1998, are summarized as follows:

                             Finished goods               $1,554,000
                             Work-in-process               1,066,000
                             Raw materials                 6,353,000
                                                          ----------
                                                          $8,973,000
                                                          ==========

3.    Earnings Per Common Share

      Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:


                                                  Three Months Ended                         Six Months Ended
                                                     September 30                              September 30
                                           --------------------------------          --------------------------------
                                                  1998                 1997                 1998                 1997
                                           -----------          -----------          -----------          -----------
      Basic earnings per share:

      Numerator - net earnings             $     2,000          $   289,000          $   109,000          $ 1,093,000
      Denominator - common shares
       outstanding                          10,012,000            9,951,000           10,011,000            9,951,000
                                           -----------          -----------          -----------          -----------
      Basic earnings per share             $       .00          $       .03          $       .01          $       .11
                                           ===========          ===========          ===========          ===========

      Diluted earnings per share:

      Numerator - net earnings             $     2,000          $   289,000          $   109,000          $ 1,093,000
      Denominator:
       Common shares outstanding            10,012,000            9,951,000           10,011,000            9,951,000
       Common stock options                     46,000              285,000               81,000              261,000
                                           -----------          -----------          -----------          -----------
                                            10,058,000           10,236,000           10,092,000           10,212,000
                                           -----------          -----------          -----------          -----------
      Diluted earnings per share           $       .00          $       .03          $       .01          $       .11
                                           ===========          ===========          ===========          ===========

                             CHAD THERAPEUTICS, INC.
                               September 30, 1998
                                   (Unaudited)


3.    Earnings Per Common Share (cont'd)

      Options to purchase 1,081,000 shares of common stock at prices ranging from $5.00 to $13.471 per share were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

4.    Comprehensive Income

      The financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three and six month periods ended September 30, 1998 and 1997. As a result, comprehensive income is the same as the net income for the three and six month periods ended September 30, 1998 and 1997.

5.    Income Taxes

      Income taxes have been provided for at an effective combined Federal and California rate of approximately 40% for all periods presented.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Results of Operations

Sales for the three and six months ended September 30, 1998, decreased $530,000 and $1,761,000 or 12.1% and 17.9%, respectively, from the prior year's periods. There were no price changes during 1997. While there have been limited price reductions in 1998, the decrease in sales relates primarily to decreases in domestic unit sales in 1998 of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 14% and 10% of total sales for the six month periods ended September 30, 1998 and 1997, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 21% and 25% of the Company's domestic sales for the six month periods ended September 30, 1998 and 1997, respectively. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Results of Operations (cont'd)

for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues during the past two years have been affected by several factors. During the year ended March 31, 1998, management believes sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year did not recur. In addition, during the periods ended September 30, 1998 and 1997, sales to national chain accounts as well as independent dealers have also been impacted by increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reimbursement which were being discussed as part of the Federal budget process. This process has now been finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998. The effects of managed care and concerns over the severity of reim-bursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers will respond to the 25% cut, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O(2)(TM) Delivery System. The TOTAL O(2) system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell the new product from the Food and Drug Administration. The Company began shipping TOTAL O(2) systems in January and realized approximately $342,000 in sales during the quarter ended September 30, 1998. The rate of increase in TOTAL O(2) system sales has been slowed by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. Although no assurances can be given, the Company now believes the manufacturing

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Results of Operations (cont'd)

and supplier issues will be substantially resolved by December 31, 1998. The sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O(2) system. For information which may affect the outcome of forward looking statements made in this paragraph see Outlook: Issues and Risks - New Product.

Cost of sales as a percent of net sales increased from 49.6% to 60.8% and from 47.1% to 57.1%, respectively, for the three and six month periods ended September 30, 1998, as compared to the prior year's periods. Both periods have been affected by higher fixed overhead costs associated with the Company's move to new facilities in October, 1996. In addition, the periods ended September 30, 1998, have been affected by decreased sales volume and start-up costs associated with the manufacture of the TOTAL O(2) system. Management believes the gross margins should remain at or decline slightly from current levels in the future periods as TOTAL O(2) system sales increase.

Selling, general and administrative expenditures decreased slightly from $1,581,000 to $1,411,000 and from $3,118,000 to $2,982,000 for the three and six month periods ended September 30, 1998, respectively. The Company does not anticipate a decrease in these expenses in the coming years. Research and development expenses decreased by $1,000 for the six months ended September 30, 1998, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $800,000 in the fiscal year ended March 31, 1999, on projects to enhance and expand the Company's product line.

Financial Condition

At September 30, 1998, the Company had cash totaling $1,093,000 or 6% of total assets, as compared to $1,579,000 (9%) at March 31, 1998. Net working capital increased from $10,704,000 at March 31, 1998, to $11,261,000 at September 30, 1998. Accounts receivable increased $214,000 during the period ended September 30, 1998. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $1,840,000. This increase relates primarily to raw materials purchased for the manufacture of the new TOTAL O(2) product line. The Company attempts to maintain

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Financial Condition (cont'd)

sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. However, should the Company need additional funds on a short term basis it has entered into an agreement with its bank to provide a line of credit for up to $2,000,000 which funds the Company intends to use, if necessary, for expansion of the TOTAL O(2) product line and for working capital purposes. The Company expects capital expenditures during the next twelve months to be approximately $750,000.

On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the period ended September 30, 1998, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. The Company purchased approximately 15,000 and 35,000 shares at a cost of $69,000 and $253,000 during the six month periods ended September 30, 1998 and 1997, respectively, however, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000 and to ensure Year 2000 compliance by its customers and suppliers. The Company's products do not contain embedded chips that are date sensitive and thus they are not at risk for Year 2000 issues. The Company has completed the assessment of its internal computer hardware and software and plans to have all systems Year 2000 compliant by December 31, 1998. The Company is in the assessment stage for its third party relationships and plans to have this phase completed by December 31, 1998.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Year 2000 (cont'd)

At that time, any third parties representing a material risk to the Company who do not appear to be moving towards Year 2000 compliance should be identified and the Company will attempt to secure back up suppliers wherever possible.

The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The cost of testing and conversion of system applications is not expected to be material. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources.

The Company has not yet developed a contingency plan in the event of various problem scenarios, but will assess the need to develop such a plan based on the outcome of its survey of major customers and suppliers. If the Company is unsuccessful or if remediation efforts with key suppliers or customers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's results and financial condition. The Company is unable to quantify any potential adverse impact at this time.

Newly Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") in June, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company had adopted FAS 130 in the quarter ended June 30, 1998. The adoption of FAS 130 did not have a material impact on the Company's financial position or results of operations.

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

                               September 30, 1998

Newly Issued Accounting Standards (cont'd)

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

New Product

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System. The success of this new product will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to patients, as well as timely resolution of manufacturing and supplier issues. In addition, prospective sales will be impacted by the degree of acceptance it achieves among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Consolidation of Home Care Industry (cont'd)

products is increasingly influenced by major national chains. Three major national chains presently account for 21% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

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

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress and various state legislatures. There are wide variations among these bills and proposals. Because of the uncertain state of the health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1998

Potential Changes in Administration of Health Care (cont'd)

has reduced Medicare spending. It cannot yet be predicted how changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

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

                               September 30, 1998

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


                                         CHAD THERAPEUTICS, INC.
                                               (Registrant)



Date    11/12/98                         /S/ Thomas E. Jones
    ---------------                      ---------------------------------------
                                         Thomas E. Jones
                                         Chief Executive Officer


Date    11/12/98                         /S/ Earl L. Yager
    ---------------                      ---------------------------------------
                                         Earl L. Yager
                                         Senior Vice President, Chief
                                         Financial Officer and Secretary