Form 10-Q
period 1998-12-31
CHAD THERAPEUTICS INC
filed 1999-02-11
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: December 31, 1998

     Commission file number:  0-11363


                             CHAD THERAPEUTICS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                       95-3792700
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)       Identification No.)

                   21622 Plummer Street, Chatsworth, CA 91311
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 882-0883
                   ------------------------------------------
              (Registrant's telephone number, including area code)


                   ------------------------------------------
                                (Former Address)


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

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      December 31, 1998 and March 31, 1998


                                     ASSETS

                                                       December 31,          March 31,
                                                           1998                1998
                                                       ------------         ------------
                                                       (Unaudited)
Current assets:
   Cash                                                $    307,000         $  1,579,000
   Accounts receivable, less allowance for
     doubtful accounts of $116,000 at
     December 31, 1998 and $105,000 at
    March 31, 1998                                        2,220,000            2,469,000
   Inventories (Note 2)                                   8,760,000            7,133,000
   Income taxes refundable                                  408,000              572,000
   Prepaid expenses                                         219,000              249,000
   Deferred income taxes                                    255,000               64,000
                                                       ------------         ------------

     Total current assets                                12,169,000           12,066,000


Property and equipment, at cost                           5,343,000            5,275,000
   Less accumulated depreciation                          1,889,000            1,310,000
                                                       ------------         ------------

     Net property and equipment                           3,454,000            3,965,000
                                                       ------------         ------------

Note receivable from related party                           72,000              126,000
Other assets, net                                         1,214,000            1,279,000
                                                       ------------         ------------

     Total assets                                      $ 16,909,000         $ 17,436,000
                                                       ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $    553,000         $    730,000
   Accrued expenses                                         986,000              632,000
                                                       ------------         ------------

     Total current liabilities                            1,539,000            1,362,000
                                                       ------------         ------------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,012,000 and 10,008,000
  shares issued and outstanding                          13,054,000           13,100,000
 Retained earnings                                        2,320,000            3,105,000
                                                       ------------         ------------
                                                         15,374,000           16,205,000
 Less treasury shares at cost, 1,000 and
  19,000 shares                                              (4,000)            (131,000)
                                                       ------------         ------------

     Net shareholders' equity                            15,370,000           16,074,000
                                                       ------------         ------------

     Total liabilities and shareholders' equity        $ 16,909,000         $ 17,436,000
                                                       ============         ============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the nine months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                            Nine Months Ended
                                                   ---------------------------------
                                                      1998                 1997
                                                   ------------         ------------
Net sales                                          $ 11,040,000         $ 13,052,000
Cost of sales                                         7,209,000            6,529,000
                                                   ------------         ------------

        Gross profit                                  3,831,000            6,523,000

Costs and expenses:
   Selling, general and administrative                4,664,000            4,804,000
   Research and development                             467,000              499,000
                                                   ------------         ------------

        Total costs and expenses                      5,131,000            5,303,000
                                                   ------------         ------------

        Operating income (loss)                      (1,300,000)           1,220,000

   Other income - interest income                        41,000              129,000
                                                   ------------         ------------

        Earnings (loss) before income taxes          (1,259,000)           1,349,000

Income taxes (benefit)                                 (474,000)             542,000
                                                   ------------         ------------

        Net earnings (loss)                        $   (785,000)        $    807,000
                                                   ============         ============

        Basic earnings (loss) per share            $       (.08)        $        .08
                                                   ============         ============

        Diluted earnings (loss) per share          $       (.08)        $        .08
                                                   ============         ============



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                             Statements of Earnings
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                          Three Months Ended
                                                   -------------------------------
                                                      1998                1997
                                                   -----------         -----------
Net sales                                          $ 2,983,000         $ 3,234,000
Cost of sales                                        2,606,000           1,910,000
                                                   -----------         -----------

        Gross profit                                   377,000           1,324,000

Costs and expenses:
   Selling, general and administrative               1,682,000           1,686,000
   Research and development                            145,000             176,000
                                                   -----------         -----------

        Total costs and expenses                     1,827,000           1,862,000
                                                   -----------         -----------

        Operating income (loss)                     (1,450,000)           (538,000)

   Other income - interest income                       10,000              60,000
                                                   -----------         -----------

        Earnings (loss) before income taxes         (1,440,000)           (478,000)

Income taxes (benefit)                                (546,000)           (192,000)
                                                   -----------         -----------

        Net earnings (loss)                        $  (894,000)        $  (286,000)
                                                   ===========         ===========

        Basic earnings (loss) per share            $      (.09)        $      (.03)
                                                   ===========         ===========

        Diluted earnings (loss) per share          $      (.09)        $      (.03)
                                                   ===========         ===========



See accompanying notes to financial statements.

                              CHAD THERAPEUTICS, INC.
                         Statement of Shareholders' Equity
                    For the nine months ended December 31, 1998
                                     (Unaudited)


                                       Common Shares                  Retained           Treasury
                                  Shares            Amount            Earnings            Shares
                               ------------      ------------       ------------       ------------
Balance at
 March 31, 1998                  10,008,000      $ 13,100,000       $  3,105,000       $   (131,000)

Exercise of stock options             4,000            24,000                 --                 --

Common Shares repurchased                --                --                 --            (79,000)

Common Shares issued for
 purchases under employee
 benefit plan                            --           (70,000)                --            206,000

Net loss                                 --                --           (785,000)                --
                               ------------      ------------       ------------       ------------

Balance at
 December 31, 1998               10,012,000      $ 13,054,000       $  2,320,000       $     (4,000)
                               ============      ============       ============       ============



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the nine months ended December 31, 1998 and 1997
                                   (Unaudited)


                                                                 Nine Months Ended
                                                           -----------------------------
                                                               1998              1997
                                                           -----------       -----------
Cash flows from operating activities:
   Net earnings (loss)                                     $  (785,000)      $   807,000
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                           579,000           402,000
       Loss on disposition of property & equipment              77,000                --
       Compensation expense related to option grants                --             5,000
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable            249,000           683,000
         Decrease (increase) in inventories                 (1,627,000)         (553,000)
             Decrease (increase) in income taxes
                   refundable                                  164,000           358,000
         Decrease (increase) in prepaid expenses                30,000          (348,000)
         Decrease (increase) in deferred income taxes         (191,000)               --
         Decrease (increase) in note receivable
           from related party                                   54,000          (124,000)
         Decrease (increase) in other assets                    65,000          (325,000)
         Increase (decrease) in accounts payable              (177,000)          215,000
         Increase (decrease) in accrued expenses               354,000           174,000
                                                           -----------       -----------

               Net cash provided by (used in)
               operating activities                         (1,208,000)        1,294,000
                                                           -----------       -----------

Cash flows from investing activities:
   Capital expenditures                                       (145,000)       (1,088,000)
                                                           -----------       -----------

               Net cash used in investing
               activities                                     (145,000)       (1,088,000)
                                                           -----------       -----------

Cash flows from financing activities:
   Exercise of stock options                                    24,000            31,000
   Common Shares repurchased                                   (79,000)         (253,000)
   Common Shares issued                                        136,000           141,000
                                                           -----------       -----------

               Net cash provided by (used in)
               financing activities                             81,000           (81,000)
                                                           -----------       -----------

Net increase (decrease) in cash                             (1,272,000)          125,000

Cash beginning of period                                     1,579,000         2,289,000
                                                           -----------       -----------

Cash end of period                                         $   307,000       $ 2,414,000
                                                           ===========       ===========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                December 31, 1998
                                   (Unaudited)


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

2.   Inventories

     Inventories at December 31, 1998, are summarized as follows:

                    Finished goods           $1,515,000
                    Work-in-process           1,172,000
                    Raw materials             6,073,000
                                             ----------

                                             $8,760,000
                                             ==========

3.   Earnings Per Common Share

     Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                             Three Months Ended                  Nine Months Ended
                                                December 31                          December 31
                                     -------------------------------       -------------------------------
                                         1998               1997               1998               1997
                                     ------------       ------------       ------------       ------------
Basic earnings per share:

Numerator-net earnings (loss)        $   (894,000)      $   (286,000)      $   (785,000)      $    807,000
Denominator-common shares
 outstanding                           10,012,000          9,955,000         10,011,000          9,952,000
                                     ------------       ------------       ------------       ------------

Basic earnings (loss) per
 share                               $       (.09)      $       (.03)      $       (.08)      $        .08
                                     ============       ============       ============       ============

Diluted earnings per share:

Numerator-net earnings (loss) $          (894,000)      $   (286,000)      $   (754,000)      $    807,000
Denominator:
 Common shares outstanding             10,012,000          9,952,000         10,011,000          9,952,000
 Common stock options                          --                 --                 --            277,000
                                     ------------       ------------       ------------       ------------

                                       10,012,000          9,955,000         10,011,000         10,229,000
                                     ------------       ------------       ------------       ------------

Diluted earnings (loss) per
 share                               $       (.09)      $       (.03)      $       (.08)      $        .08
                                     ============       ============       ============       ============

                             CHAD THERAPEUTICS, INC.
                                December 31, 1998
                                   (Unaudited)


3.   Earnings Per Common Share (cont'd)

     Options to purchase 1,224,000 shares of common stock at prices ranging from $1.68 to $13.471 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

4.   Comprehensive Income

     The financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on April 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income during the three and nine month periods ended December 31, 1998 and 1997. As a result, comprehensive income is the same as the net income for the three and nine month periods ended December 31, 1998 and 1997.

5.   Income Taxes

     Income taxes have been provided for at an effective combined Federal and California rate of approximately 40% for all periods presented.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Results of Operations

Sales for the three and nine months ended December 31, 1998, decreased $251,000 and $2,012,000 or 7.8% and 15.4%, respectively, from the prior year's periods. There were no price changes during 1997. While there have been price reductions in 1998, the decrease in sales relates primarily to decreases in domestic unit sales in 1998 of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 13% and 11% of total sales for the nine month periods ended December 31, 1998 and 1997, respectively. Currently, management expects a decrease in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 21% and 25% of the Company's domestic sales for the nine month periods ended December 31, 1998 and 1997, respectively. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Results of Operations (cont'd)

for dealers to increase revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues during the past two years have been affected by several factors. During the year ended March 31, 1998, management believes sales to national chain accounts decreased as programs to convert patients to more acceptable ambulatory systems in the previous year did not recur. In addition, during the periods ended December 31, 1998 and 1997, sales to national chain accounts as well as independent dealers have also been impacted by increased competitive factors and uncertainties regarding the size of potential cuts in Medicare home oxygen reimbursement which were being discussed as part of the Federal budget process. This process has now been finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers will respond to the 25% cut, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O(2)(TM) Delivery System. The TOTAL O(2) system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell the new product from the Food and Drug Administration. The Company began shipping TOTAL O(2) systems in January, 1998, and realized approximately $404,000 and $964,000 in sales during the three and nine month periods ended December 31, 1998, respectively. Initial sales of the TOTAL O(2) system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Results of Operations (cont'd)

number of steps recently to resolve the manufacturing and supplier issues. The sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O(2) system. For information which may affect the outcome of forward looking statements made in this paragraph see Outlook: Issues and Risks - New Product.

Cost of sales as a percent of net sales increased from 59.1% to 87.4% and from 50.0% to 65.3%, respectively, for the three and nine month periods ended December 31, 1998, as compared to the prior year's periods. Both periods have been affected by higher fixed overhead costs associated with the Company's move to new facilities in October, 1996. In addition, the periods ended December 31, 1998, have been affected by decreased sales volume and start-up costs associated with the manufacture of the TOTAL O(2) system. The periods ended December 31, 1998, were also affected by costs associated with the replacement of two suppliers of components for the TOTAL O(2) system and inventory write-downs totaling $513,000, of which $77,000 was charged to General and Administrative expenses. Management believes the gross margins should remain at or decline slightly from the nine month period ended December 31, 1998, in the future periods as TOTAL O(2) system sales increase.

Selling, general and administrative expenditures decreased slightly from $1,686,000 to $1,682,000 and from $4,804,000 to $4,664,000 for the three and nine month periods ended December 31, 1998, respectively. The Company anticipates that recent cost reduction efforts will reduce the annual rate of spending for these costs by approximately $720,000. This reduction in costs should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions to be paid to the Company's new field sales force of manufacturers representatives. This field sales force is currently being hired and trained, with full coverage in the United States expected by March 31, 1999. Research and development expenses decreased by $32,000 for the nine months ended December 31, 1998, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $600,000 in the fiscal year ended March 31, 1999, on projects to enhance and expand the Company's product line.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Financial Condition

At December 31, 1998, the Company had cash totaling $307,000 or 2% of total assets, as compared to $1,579,000 (9%) at March 31, 1998. Net working capital decreased from $10,704,000 at March 31, 1998, to $10,661,000 at December 31,
1998. Accounts receivable decreased $249,000 during the period ended December 31, 1998. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $1,627,000. This increase relates primarily to raw materials purchased for the manufacture of the new TOTAL O(2) product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations and funds to be provided from a line of credit with its bank on a short term basis should be adequate to meet the Company's present cash requirements. The line of credit is for up to $2,000,000 which funds the Company intends to use, as necessary, for expansion of the TOTAL O(2) product line and for working capital purposes. The Company expects capital expenditures during the next twelve months to be approximately $250,000.

On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the nine month period ended December 31, 1998, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. The Company purchased approximately 18,000 and 35,000 shares at a cost of $79,000 and $253,000 during the nine month periods ended December 31, 1998 and 1997, respectively. However, the number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company does not provide post employment retirement benefits.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000 and to ensure Year 2000 compliance by its customers and suppliers. The Company's products do not contain embedded chips that are date sensitive and thus they are not at risk for Year 2000 issues. The Company has completed the assessment of its internal computer hardware and software and plans to have all systems Year 2000 compliant by March 31, 1999. The Company is in the assessment stage for its third party relationships and plans to have this phase completed by March 31, 1999. At that time, any third parties representing a material risk to the Company who do not appear to be moving towards Year 2000 compliance should be identified and the Company will attempt to secure back up suppliers wherever possible.

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

                                December 31, 1998

Newly Issued Accounting Standards (cont'd)

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

New Product

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System. The success of this new product will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Consolidation of Home Care Industry (cont'd)

patients, as well as timely resolution of manufacturing and supplier issues. In addition, prospective sales will be impacted by the degree of acceptance it achieves among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O(2) Delivery System cannot be assessed at this time.

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

                                December 31, 1998

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

Availability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1998

Availability of Third Party Component Products (cont'd)

processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. The Company's agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of its products.

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


                                                   CHAD THERAPEUTICS, INC.
                                             -----------------------------------
                                                        (Registrant)



     Date    2/10/99                                /S/ Thomas E. Jones
                                             -----------------------------------
                                                    Thomas E. Jones
                                                    Chief Executive Officer


     Date    2/10/99                                /S/ Earl L. Yager
                                             -----------------------------------
                                                    Earl L. Yager
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Secretary