Form 10-K
period 1999-03-31
CHAD THERAPEUTICS INC
filed 1999-06-23
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M  10 - K


    [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                    For the fiscal year ended March 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 11, 1999 (based on the average over-the-counter bid and asked prices of such stock on such date) was $17,521,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 11, 1999:

     Common Shares                          10,012,000

     Portions of the Registrant's definitive Proxy Statement for its September 14, 1999, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1999 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

        Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations where the incidence is higher than in the United States. The potential international market for home oxygen is expected to grow to 150% of the U.S. market.

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

        In January, 1998, the monthly amount that Medicare now reimburses for home oxygen was reduced by 25% and an additional 5% reduction was implemented in January, 1999. While the long term impact of this reduction may be to cause home care dealers to seek products that provide even greater cost saving efficiencies, the concerns over the size of these cuts over the past two years has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen.

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

        Sales of OXYMATIC conservers and the OXYLITE systems discussed below accounted for approximately 72% of the Company's sales in 1999.

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

        TOTAL O(2) Delivery System. In January, 1998, the Company began marketing the TOTAL O(2)(TM) Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the 25% cut in home oxygen reimbursement that went into effect on January 1, 1998, by reducing the monthly cost of servicing patients while at the same time providing them with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

        Initial sales of the TOTAL O(2) system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps recently to resolve the manufacturing and supplier issues. The potential for this product is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O(2) system. See Outlook:Issues & Risks - New Product in the Company's Annual Report to Shareholders.

        The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O(2) system. See "Licensing and Related Agreements".

        Other Products. The Company also offers a variety of ancillary products which support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches.

Products Under Development

        It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. The first product developed from the project was the TOTAL O2 system. No assurance can be given that any products developed pursuant to this contract will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

        For the year ended March 31, 1999, the Company expended approximately $625,000 on research and development and has expended approximately $3,301,000 since its inception in August, 1982. The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $525,000 on several projects. The Company conducts research and development in the electronics area internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

        Pursuant to the Litton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Litton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 4% and requires minimum annual royalties of $100,000, $300,000 and $500,000 in the third, fourth and sebsequent years, respectively. The Litton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases uses of the licensed technology. The Licensors may terminate the Litton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

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

        Production of the TOTAL O(2) system is being handled internally with a number of subassemblies being subcontracted outside the Company. The Company believes that there are alternate sources of supply for these subassemblies, including internal manufacturing as production quantities increase.

        The Company is not aware of any shortages of materials necessary for the manufacture of its products. The Company provides customers the right to return merchandise for credit and requires payment within a time frame consistent with industry standards.

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

        The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Director of Sales & Marketing, a marketing assistant, a National Sales Manager and six in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has recently developed a field sales force of independent manufacturers sales representatives to handle direct selling to customers. This field sales force is currently comprised of 40 individuals with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, and trade advertising to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

        Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in domiciliary settings. As the trend develops to move patients into home care, opportunities for the Company's products should increase. Sales of the OXYMATIC conserver in Europe, Canada and Japan have become an important part of the Company's business. Based on industry market research projections, the Company expects the market potential to increase to 150% of the U.S. potential.

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

Customers, Backlog and Orders

        The Company presently has an active list of approximately 4,400 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 home oxygen dealers, approximately 30% are represented by three major national chain accounts. One such national account accounted for 11% and 18% of the Company's revenues in 1998 and 1997, respectively. No one customer exceeded 10% of net sales in 1999.

                         Financial Information Relating to Foreign and
                             Domestic Operations and Export Sales

                                   1999        1998        1997
                                  -------     -------     -------
        Sales (thousands):
          United States           $12,350      14,866      23,567
          Germany                     642         632       1,146
          All other countries       1,072       1,095       1,448
                                  -------     -------     -------
          Total                   $14,064      16,593      26,161
                                  =======     =======     =======

        All identifiable assets are located in the United States.

        At March 31, 1999, the Company had no backlog of orders for any of its products. The Company presently intends to maintain a large enough inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

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

        Several of these competitors are now marketing combinations of conservers, regulators and small cylinders in direct competition with the Company's OXYLITE systems. Many of these products utilize conservers that provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as similar OXYLITE systems provide only 1/3 or 1/2 of the ambulation time provided by OXYLITE systems. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company's products; however, the Company believes the established reputation of its products for efficiency and reliability help offset these advantages. The Company does not know the level of sales achieved by these companies, although some have attained market share at the Company's expense.

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

        Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems which weigh 8 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 10.5 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient's home. Although many oxygen suppliers continue to use and re-use existing inventories of liquid oxygen equipment to service ambulatory patients, purchases of new liquid oxygen equipment by home care dealers is decreasing.

Patents and Trademarks

        The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original OXYMIZER device, the OXYMIZER Pendant device, the OXYMATIC conserver and the TOTAL O(2) Delivery System. A number of foreign patent applications pertaining to the Company's activities have also been issued.

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

        The Company has obtained U.S. registration for the trademarks "OXYMIZER", "OXYMATIC", "CHAD" and "OXYCOIL" and has filed an application for the trademark "TOTAL O(2)". A series of foreign applications to register the trademark "OXYMIZER" in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

        The commercialization of the OXYMIZER, OXYMATIC and TOTAL O2 devices is subject to the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act") and to regulations issued thereunder. The Company anticipates that commercialization of other devices which it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which may apply to the manufacture and marketing of the Company's products. The Medical Device Amendments of 1976 to the Food and Drug Act (the "Amendments") and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act with the FDA will render it misbranded under the Food and Drug Act.

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

        The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the OXYCOIL and the TOTAL O(2) Delivery System; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the OXYCOIL and TOTAL O(2) Delivery System as Class II devices.

Employees

        As of June 11, 1999, CHAD had 78 full-time and no part-time employees. Fifty-three of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

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

Item 3. Legal Proceedings.

        The Company becomes involved in legal proceedings in the ordinary course of business. The Company maintains product liability insurance in an amount deemed customary in the industry for protection of the Company against potential product liability claims. Although the Company believes its product liability insurance is sufficient and no pending legal proceeding poses a material threat, no assurance can be given that pending or future proceedings will not have a material impact on the Company's financial condition or results of operations.

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

Item 7a. Quantitative and Qualitative Disclosures about Risk

        The Company has no significant risks in this area.

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

               Included in Part II of this Report:

                    Independent Auditors' Report

                    Balance Sheets -- March 31, 1999 and 1998

                    Statements of Operations -- Years ended March 31, 1999, 1998 and 1997.

                    Statements of Shareholders' Equity -- Years ended March 31, 1999, 1998 and 1997.

                    Statements of Cash Flows -- Years ended March 31, 1999, 1998 and 1997.

                    Notes to Financial Statements.

     (a)  (2)  Financial Statement Schedules.

               See Notes to Financial Statements.

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

           10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil).***

           10.23 Summary plan description for Chad Therapeutics, Inc. Employee Savings and Retirement Plan****

           10.24    1994 Stock Option Plan******

           10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California******

           10.26 TOTAL O(2) Delivery System License Agreement, as amended, with the Life Support Division of Litton Industries, Inc.*******

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

           28.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class 1 device.*

           28.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

           28.5 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

           28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

           28.7 Letter from the FDA authorizing the Company to market the TOTAL O(2) Delivery System as a Class 2 device*******

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

******* Previously filed as an exhibit to the Registrant's Annual Report on Form
        10-K for the year ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 23rd day of June, 1999.

                                     CHAD THERAPEUTICS, INC.

                                     By /s/Thomas E. Jones
                                        ----------------------------------------
                                        Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                Title                       Date
     ---------                -----                       ----

/s/Thomas E. Jones       Chief Executive Officer,      June 23, 1999
---------------------    President and Director
Thomas E. Jones          (Principal Executive Officer)


/s/Earl L. Yager         Executive Vice President,     June 23, 1999
---------------------    Chief Financial Officer
Earl L. Yager            and Secretary and Director
                         (Principal Financial and
                         Accounting Officer)

                         Chairman Emeritus             June 23, 1999
---------------------
Charles R. Adams


/s/David L. Cutter       Director                      June 23, 1999
---------------------
David L. Cutter


/s/John C. Boyd          Director                      June 23, 1999
---------------------
John C. Boyd


/s/Norman Cooper         Director                      June 23, 1999
---------------------
Norman Cooper


/s/Philip Wolfstein      Director                      June 23, 1999
---------------------
Philip Wolfstein

                                  Exhibit Index



                                 Exhibit Index                                  Sequentially
Exhibit No.                         Document                                    Numbered Page
-----------                         --------                                    -------------
  13.1       Annual Report to Shareholders for the year ended March 31, 1999

  23.1       Consent of Independent Accountant