Form 10-Q
period 1999-06-30
CHAD THERAPEUTICS INC
filed 1999-08-10
CIK 713492

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 1999

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


                ------------------------------------------------
                                (Former Address)


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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares          10,015,201

                         CHAD THERAPEUTICS, INC.
                              Balance Sheets
                   June 30, 1999 and March 31, 1999


                                  ASSETS



                                                   June 30,       March 31,
                                                    1999             1999
                                                 -----------     -----------
                                                 (Unaudited)
Current assets:
   Cash                                          $ 1,039,000     $   137,000
   Accounts receivable, less allowance for
     doubtful accounts of $93,000 at
     June 30, 1999 and $88,000 at March 31,
     1999                                          2,145,000       2,165,000
   Inventories (Note 2)                            6,938,000       7,642,000
   Income taxes refundable                           787,000         687,000
   Prepaid expenses                                  243,000         294,000
   Deferred income taxes                             445,000         445,000
                                                  ----------      ----------
     Total current assets                         11,597,000      11,370,000

Property and equipment, at cost                    5,388,000       5,366,000
   Less accumulated depreciation                   2,285,000       2,086,000
                                                  ----------      ----------
     Net property and equipment                    3,103,000       3,280,000
                                                  ----------      ----------

Note receivable from related party                    65,000          68,000
Other assets, net                                  1,141,000       1,181,000
                                                  ----------      ----------

     Total assets                                $15,906,000     $15,899,000
                                                  ==========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   385,000     $   227,000
   Accrued expenses                                  976,000         979,000
                                                  ----------      ----------

     Total current liabilities                     1,361,000       1,206,000
                                                  ----------      ----------
Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,015,000 and 10,012,000
  shares issued and outstanding                   13,058,000      13,052,000
 Retained earnings                                 1,487,000       1,641,000
                                                  ----------      ----------
     Total shareholders' equity                   14,545,000      14,693,000
                                                  ----------      ----------

     Total liabilities and shareholders' equity  $15,906,000     $15,899,000
                                                  ==========      ==========

See accompanying notes to financial statements.


                          CHAD THERAPEUTICS, INC.
                         Statements of Operations
                For the three months ended June 30, 1999 and 1998
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                       1999           1998
                                                    ----------    -----------
Net sales                                          $ 3,638,000    $ 4,197,000
Cost of sales                                        2,317,000      2,257,000
                                                    ----------    -----------

          Gross profit                               1,321,000      1,940,000

   Costs and expenses:
      Selling, general and administrative            1,419,000      1,571,000
      Research and development                         155,000        208,000
                                                    ----------     ----------

          Total costs and expenses                   1,574,000      1,779,000
                                                    ----------     ----------

          Operating income (loss)                     (253,000)       161,000

      Other income - interest income (expense), net     (1,000)        17,000
                                                    ----------     ----------

          Earnings (loss) before income taxes         (254,000)       178,000

   Income tax expense (benefit)                       (100,000)        71,000
                                                    ----------    -----------

          Net earnings (loss)                      $  (154,000)   $   107,000
                                                    ==========     ==========

          Basic earnings (loss) per share          $      (.02)   $       .01
                                                    ==========     ==========
          Diluted earnings (loss) per share        $      (.02)   $       .01
                                                    ==========     ==========

          Weighted shares outstanding:
             Basic                                  10,015,000     10,010,000
             Diluted                                10,015,000     10,126,000
                                                    ==========     ==========


See accompanying notes to financial statements.

                              CHAD THERAPEUTICS, INC.
                         Statement of Shareholders' Equity
                     For the three months ended June 30, 1999
                                   (Unaudited)


                                                 Common Shares        Retained
                                              Shares      Amount      Earnings
                                            ----------  ----------   ----------

Balance at
 March 31, 1999                             10,012,000  $13,052,000  $ 1,641,000

Common Shares issued in
 lieu of cash for directors
 fees                                            3,000        6,000        -

Net loss                                         -            -         (154,000)
                                            ----------  -----------  -----------
Balance at
 June 30, 1999                              10,015,000  $13,058,000  $ 1,487,000
                                            ==========  ===========  ===========





See accompanying notes to financial statements.

                          CHAD THERAPEUTICS, INC.
                          Statements of Cash Flows
               For the three months ended June 30, 1999 and 1998
                                (Unaudited)



                                                        Three Months Ended
                                                     -------------------------

                                                        1999          1998
                                                        ----          ----

Cash flows from operating activities:
   Net earnings (loss)                                $(154,000)   $  107,000
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                    199,000       201,000
       Compensation expense related to stock issued       6,000         -
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable      20,000      (330,000)
         Decrease (increase) in inventories             704,000    (1,364,000)
         Decrease (increase) in income taxes
           refundable                                  (100,000)       71,000
         Decrease (increase) in prepaid expenses         51,000        32,000
         Decrease (increase) in note receivable
           from related party                             3,000         1,000
         Decrease (increase) in other assets             40,000        16,000
         Increase (decrease) in accounts payable        158,000       401,000
         Increase (decrease) in accrued expenses         (3,000)      225,000
                                                      ---------     ---------
               Net cash provided by (used in)
               operating activities                     924,000      (640,000)
                                                      ---------    ----------

Cash flows from investing activities:
   Capital expenditures                                 (22,000)      (50,000)
                                                     ----------    ----------

               Net cash used in investing
               activities                               (22,000)      (50,000)
                                                     ----------    ----------

Cash flows from financing activities:
   Exercise of stock options                              -            24,000
   Common Shares issued                                   -            67,000
                                                     ----------    ----------

               Net cash provided by
               financing activities                       -            91,000
                                                     ----------    ----------

Net increase (decrease) in cash                         902,000      (599,000)
Cash beginning of period                                137,000     1,579,000
                                                     ----------    ----------

Cash end of period                                   $1,039,000    $  980,000
                                                     ==========    ==========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                 June 30, 1999
                                  (Unaudited)

     1.  Interim Reporting

         Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

         In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 10, 11, 12 and 13 of the March 31, 1999, Annual Report and particularly to
         Note 1 which includes a summary of significant accounting policies.

     2.  Inventories

         Inventories at June 30, 1999, are summarized as follows:

                        Finished goods                $1,600,000
                        Work-in-process                1,205,000
                        Raw materials                  4,133,000
                                                      ----------
                                                      $6,938,000
                                                      ==========

     3.  Earnings Per Common Share

         Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                                         Three Months Ended
                                                               June 30
                                                         1999           1998
                                                         ----           ----
         Basic earnings per share:

         Numerator-net earnings (loss)                $  (154,000)   $   107,000
         Denominator-common shares
           outstanding                                 10,015,000     10,010,000
                                                      -----------    -----------

         Basic earnings (loss) per share              $      (.02)   $       .01
                                                      ===========    ===========

         Diluted earnings per share:

         Numerator-net earnings (loss)                $  (154,000)   $   107,000
         Denominator:
           Common shares outstanding                   10,015,000     10,010,000
           Common stock options                               --         116,000
                                                       10,015,000     10,126,000

         Diluted earnings (loss) per share           $      (.02)    $       .01
                                                     ===========     ===========

                             CHAD THERAPEUTICS, INC.
                                  June 30, 1999
                                   (Unaudited)

     3.  Earnings Per Common Share (cont'd)

         Options to purchase 1,041,000 shares of common stock at prices ranging from $1.50 to $13.47 per share were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

     4.  Income Taxes

         Income taxes have been provided for at an effective combined Federal and California rate of approximately 39% and 40% for the periods ended June 30, 1999 and 1998, respectively. The income tax benefit for the period ended June 30, 1999, relates primarily to Federal income tax carrybacks.

     5.  Geographic Information

         The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                                                          Three Months Ended
                                                               June 30
                                                         1999           1998
                                                         ----           ----
         United States                                $3,230,000       3,610,000
         Germany                                          36,000         299,000
         All other countries                             372,000         288,000
                                                      ----------      ----------

                                                      $3,638,000       4,197,000
                                                      ==========      ==========

         All long-lived assets are located in the United States.

         Sales of OXYMATIC7 conservers and OXYLITE7 systems accounted for 52% and 70% of the Company's sales for the three month periods ended June 30, 1999 and 1998, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

Results of Operations

Sales for the three months ended June 30, 1999, decreased $559,000 (13.3%) from the prior year's period. While there have been price reductions in 1999 and 1998, the decrease in sales relates primarily to decreases in domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 11% and 14% of total sales for the periods ended June 30, 1999 and 1998, respectively. Currently, management expects a decrease in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 22% of the Company's domestic sales for the periods ended both June 30, 1999 and 1998. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

Results of Operations (cont'd)

revenues and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues during the past two years have been adversely affected by several factors. During the periods ended June 30, 1999 and 1998, sales to national chain accounts as well as independent dealers have been impacted by increased competitive factors and uncertainties regarding the size of cuts in Medicare home oxygen reimbursement which were enacted as part of the Federal budget process during the year ended March 31, 1998. This process was finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998, with an additional 5% cut effective January 1, 1999. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers are responding to the 25% and 5% cuts, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O2TM Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell the new product from the Food and Drug Administration. The Company began shipping TOTAL O2 systems in January, 1998, and realized approximately $600,000 and $218,000 in sales during the periods ended June 30, 1999 and 1998, respectively. Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

Results of Operations (cont'd)

made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward looking statements made in this paragraph see Outlook: Issues and Risks - New Product.

Cost of sales as a percent of net sales increased from 53.8% to 63.7% for the period ended June 30, 1999, as compared to the prior year's period. Both periods have been affected by decreased sales volume and start-up costs associated with the manufacture of the TOTAL O2 system. Management believes the gross margins should improve in the future periods if sales increase.

Selling, general and administrative expenditures decreased from $1,571,000 to $1,419,000 for the periods ended June 30, 1999 and 1998, respectively. The Company anticipates that recent cost reduction efforts should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions to be paid to the Company's new field sales force of manufacturer's representatives. This field sales force has recently been hired and trained, and now provides full coverage in the United States. Historically, the Company has relied entirely on its internal sales personnel and extensive marketing efforts to generate sales. The shift to a field sales force will cause selling, general and administrative expenses to fluctuate more closely with sales volume. Research and development expenses decreased by $53,000 for the period ended June 30, 1999, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $525,000 in the fiscal year ended March 31, 2000, on projects to enhance and expand the Company's product line. Interest income declined $18,000 for the period ended June 30, 1999, as compared to the prior year's period due to the reduction in the Company's cash balances.

Financial Condition

At June 30, 1999, the Company had cash totaling $1,039,000 or 7% of total assets, as compared to $137,000 (1%) at March 31, 1999. Net working capital increased from $10,164,000 at March 31, 1999 to $10,236,000 at June 30, 1999.
Accounts receivable decreased $20,000 during the period ended June 30, 1999. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

Financial Condition (cont'd)

$704,000. This decrease relates primarily to utilization of raw materials purchased in the prior year for the manufacture of the new TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations and income tax refunds should be adequate to meet the Company's present cash requirements. The Company expects capital expenditures during the next twelve months to be approximately $250,000.

On June 30, 1994, the Company announced that the Board of Directors had authorized stock repurchases of its common shares in privately negotiated transactions for a minimum of 10,000 shares. While the Company made no stock repurchases during the period ended June 30, 1999, the Company may make additional stock repurchases pursuant to the Board of Directors authorization in the future. In addition, the Board has authorized the Company to purchase shares of the Company's common stock in open market transactions. No purchases were made during the periods ended June 30, 1999 and 1998, respectively. The number of shares which may be purchased under these programs in the future can not be predicted at this time. The Company has not adopted any programs which provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000 and to ensure Year 2000 compliance by its customers and suppliers. The Company's products do not contain embedded chips that are date sensitive and thus they are not at risk for Year 2000 issues. The Company has completed the assessment of its internal computer hardware and software and plans to have all systems Year 2000 compliant by September 30, 1999. The Company is in the assessment stage for its third party relationships and plans to have this phase completed by September 30, 1999. At that time, any third parties representing a material risk to the Company who do not appear to be moving towards

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

Year 2000 (cont'd)

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

The Company is in the process of developing a contingency plan in the event of various problem scenarios. If the Company is unsuccessful or if remediation efforts with key suppliers or customers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's results of operations and financial condition. The Company is unable to quantify any potential adverse impact at this time.

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

New Product

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System. The success of this new product will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to

                            CHAD THERAPEUTICS, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 1999

New Product (cont'd)

patients, as well as timely resolution of manufacturing and supplier issues. In addition, prospective sales will be impacted by the degree of acceptance it achieves among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System cannot be assessed at this time.

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

                                  June 30, 1999

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

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which has reduced Medicare spending. It cannot yet be predicted how changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

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

                                  June 30, 1999

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


                                              CHAD THERAPEUTICS, INC.
                                              -----------------------
                                                    (Registrant)



     Date    8/10/99                          /S/ Thomas E. Jones
         ----------------                     -----------------------
                                              Thomas E. Jones
                                              Chief Executive Officer


     Date    8/10/99                          /S/ Earl L. Yager
         ----------------                     -----------------------
                                              Earl L. Yager
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary