Form 10-Q
period 1999-09-30
CHAD THERAPEUTICS INC
filed 1999-11-12
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: September 30, 1999

     Commission file number:  0-11363




                             CHAD THERAPEUTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                California                                 95-3792700
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

             21622 Plummer Street, Chatsworth, CA            91311
             ------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares          10,019,368

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      September 30, 1999 and March 31, 1999


                                     ASSETS

                                                     September 30,       March 31,
                                                          1999             1999
                                                     -------------      -----------
                                                      (Unaudited)
Current assets:
   Cash                                               $ 1,804,000       $   137,000
   Accounts receivable, less allowance for
     doubtful accounts of $94,000 at
     September 30, 1999 and $88,000 at
     March 31, 1999                                     2,279,000         2,165,000
   Inventories (Note 2)                                 6,353,000         7,642,000
   Income taxes refundable                                175,000           687,000
   Prepaid expenses                                       272,000           294,000
   Deferred income taxes                                  445,000           445,000
                                                      -----------       -----------

     Total current assets                              11,328,000        11,370,000


Property and equipment, at cost                         5,425,000         5,366,000
   Less accumulated depreciation                        2,484,000         2,086,000
                                                      -----------       -----------

     Net property and equipment                         2,941,000         3,280,000
                                                      -----------       -----------

Other assets, net                                       1,136,000         1,249,000
                                                      -----------       -----------

     Total assets                                     $15,405,000       $15,899,000
                                                      ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   266,000       $   227,000
   Accrued expenses                                     1,022,000           979,000
                                                      -----------       -----------

     Total current liabilities                          1,288,000         1,206,000
                                                      -----------       -----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,019,000 and 10,012,000
  shares issued and outstanding                        13,064,000        13,052,000
 Retained earnings                                      1,053,000         1,641,000
                                                      -----------       -----------

     Total shareholders' equity                        14,117,000        14,693,000
                                                      -----------       -----------

     Total liabilities and shareholders' equity       $15,405,000       $15,899,000
                                                      ===========       ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Operations
              For the six months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                            Six Months Ended
                                                              September 30
                                                    --------------------------------
                                                        1999                1998
                                                    ------------        ------------
Net sales                                           $  7,054,000        $  8,057,000
Cost of sales                                          4,625,000           4,603,000
                                                    ------------        ------------

        Gross profit                                   2,429,000           3,454,000

   Costs and expenses:
      Selling, general and administrative              2,864,000           2,982,000
      Research and development                           282,000             322,000
                                                    ------------        ------------

          Total costs and expenses                     3,146,000           3,304,000
                                                    ------------        ------------

          Operating income (loss)                       (717,000)            150,000

      Other income - interest income, net                  7,000              31,000
                                                    ------------        ------------

          Earnings (loss) before income taxes           (710,000)            181,000

   Income tax expense (benefit)                         (122,000)             72,000
                                                    ------------        ------------

          Net earnings (loss)                       $   (588,000)       $    109,000
                                                    ============        ============

          Basic earnings (loss) per share           $       (.06)       $        .01
                                                    ============        ============

          Diluted earnings (loss) per share         $       (.06)       $        .01
                                                    ============        ============

          Weighted shares outstanding:
             Basic                                    10,017,000          10,011,000
             Diluted                                  10,017,000          10,092,000
                                                    ============        ============



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Operations
             For the three months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                        Three Months Ended
                                                            September 30
                                                  --------------------------------
                                                      1999                1998
                                                  ------------        ------------
Net sales                                         $  3,416,000        $  3,860,000
Cost of sales                                        2,308,000           2,346,000
                                                  ------------        ------------

        Gross profit                                 1,108,000           1,514,000

Costs and expenses:
   Selling, general and administrative               1,445,000           1,411,000
   Research and development                            127,000             114,000
                                                  ------------        ------------

        Total costs and expenses                     1,572,000           1,525,000
                                                  ------------        ------------

        Operating income (loss)                       (464,000)            (11,000)

   Other income - interest income, net                   8,000              14,000
                                                  ------------        ------------

        Earnings (loss) before income taxes           (456,000)              3,000

Income tax expense (benefit)                           (22,000)              1,000
                                                  ------------        ------------

        Net earnings (loss)                       $   (434,000)       $      2,000
                                                  ============        ============

        Basic earnings (loss) per share           $       (.04)       $        .00
                                                  ============        ============

        Diluted earnings (loss) per share         $       (.04)       $        .00
                                                  ============        ============

        Weighted shares outstanding:
           Basic                                    10,019,000          10,012,000
           Diluted                                  10,019,000          10,058,000
                                                  ============        ============



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                   For the six months ended September 30, 1999
                                   (Unaudited)



                                           Common Shares                Retained
                                     Shares            Amount           Earnings
                                  -----------       -----------       -----------
Balance at
 March 31, 1999                    10,012,000       $13,052,000       $ 1,641,000

Common Shares issued in
 lieu of cash for directors
 fees                                   7,000            12,000                --

Net loss                                   --                --          (588,000)
                                  -----------       -----------       -----------

Balance at
 September 30, 1999                10,019,000       $13,064,000       $ 1,053,000
                                  ===========       ===========       ===========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the six months ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                    Six Months Ended
                                                                      September 30
                                                             ------------------------------
                                                                1999               1998
                                                             -----------        -----------
Cash flows from operating activities:
   Net earnings (loss)                                       $  (588,000)       $   109,000
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                             398,000            402,000
       Compensation expense related to stock issued               12,000                 --
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable             (114,000)          (214,000)
         Decrease (increase) in inventories                    1,289,000         (1,840,000)
         Decrease (increase) in income taxes
           refundable                                            512,000            518,000
         Decrease (increase) in prepaid expenses                  22,000            (12,000)
         Decrease (increase) in other assets                     113,000             89,000
         Increase (decrease) in accounts payable                  39,000            352,000
         Increase (decrease) in accrued expenses                  43,000            153,000
                                                             -----------        -----------

               Net cash provided by (used in)
               operating activities                            1,726,000           (443,000)
                                                             -----------        -----------

Cash flows from investing activities:
   Capital expenditures                                          (59,000)          (106,000)
                                                             -----------        -----------

               Net cash used in investing
               activities                                        (59,000)          (106,000)
                                                             -----------        -----------

Cash flows from financing activities:
   Exercise of stock options                                          --             24,000
   Common shares repurchased                                          --            (69,000)
   Common shares issued                                               --            108,000
                                                             -----------        -----------

               Net cash provided by
               financing activities                                   --             63,000
                                                             -----------        -----------

Net increase (decrease) in cash                                1,667,000           (486,000)

Cash beginning of period                                         137,000          1,579,000
                                                             -----------        -----------

Cash end of period                                           $ 1,804,000        $ 1,093,000
                                                             ===========        ===========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                               September 30, 1999
                                   (Unaudited)

1.  Interim Reporting

    Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

    In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 10, 11, 12 and 13 of the March 31, 1999, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies. Certain reclassifications have been made to the prior period's balances to conform to the 1999 presentation.

2.  Inventories

    Inventories in 1999, are summarized as follows:

                                          September 30          March 31
                                          ------------         ----------
               Finished goods              $1,356,000           1,619,000
               Work-in-process              1,277,000           1,278,000
               Raw materials                3,720,000           4,745,000
                                           ----------          ----------
                                           $6,353,000           7,642,000
                                           ==========          ==========

3.  Earnings Per Common Share

    Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                          Three Months Ended                Six Months Ended
                                              September 30                    September 30
                                     -----------------------------    -----------------------------
                                        1999             1998            1999             1998
                                     ------------     ------------    ------------     ------------
    Basic earnings per share:

    Numerator-net earnings (loss)    $   (434,000)    $      2,000    $   (588,000)    $    109,000
     Denominator-common shares
     outstanding                       10,019,000       10,012,000      10,017,000       10,011,000
                                     ------------     ------------    ------------     ------------

    Basic earnings (loss) per
     share                           $       (.04)    $        .00    $       (.06)    $        .01
                                     ============     ============    ============     ============

    Diluted earnings per share:

    Numerator-net earnings (loss)    $   (434,000)    $      2,000    $   (588,000)    $    109,000
    Denominator:
     Common shares outstanding         10,019,000       10,012,000      10,017,000       10,011,000
     Common stock options                      --           46,000              --           81,000
                                     ------------     ------------    ------------     ------------

                                       10,019,000       10,058,000      10,017,000       10,092,000
                                     ------------     ------------    ------------     ------------
    Diluted earnings (loss) per
     share                           $       (.04)    $        .00    $       (.06)    $        .01
                                     ============     ============    ============     ============

                             CHAD THERAPEUTICS, INC.
                               September 30, 1999
                                   (Unaudited)


3.  Earnings Per Common Share (cont'd)

    Options to purchase 1,141,000 and 1,041,000 shares of common stock at prices ranging from $1.00 to $13.47 per share were not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 1999, respectively, because their effect would have been anti-dilutive.

4.  Income Taxes

    Income taxes have been provided for at an effective combined Federal and California rate of approximately 17% and 40% for the periods ended September 30, 1999 and 1998, respectively. The income tax benefit for the six month period ended September 30, 1999, relates primarily to Federal income tax carrybacks. The Company has approximately $300,000 in Federal income tax net operating loss carryforwards generated in the periods ended September 30, 1999, for which the income tax benefit has not been recognized.

5.  Geographic Information

    The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                              Three Months Ended           Six Months Ended
                                 September 30                September 30
                           ------------------------    ------------------------
                              1999          1998          1999          1998
                           ----------    ----------    ----------    ----------
    United States          $3,096,000     3,344,000     6,326,000     6,954,000
    Germany                     3,000       274,000        39,000       573,000
    All other countries       317,000       242,000       689,000       530,000
                           ----------    ----------    ----------    ----------

                           $3,416,000     3,860,000     7,054,000     8,057,000
                           ==========    ==========    ==========    ==========

    All long-lived assets are located in the United States.

    Sales of OXYMATIC(R) conservers and OXYLITE(R) systems accounted for 51% and 68% of the Company's sales for the six month periods ended September 30, 1999 and 1998, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1999


Results of Operations

Sales for the three and six months ended September 30, 1999, decreased $444,000 (11.5%) and $1,003,000 (12.5%), respectively, from the prior year's periods. While there have been price reductions in 1999 and 1998, the decrease in sales relates primarily to decreases in domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 10% and 14% of total sales for the six month periods ended September 30, 1999 and 1998, respectively. Currently, management expects a decrease in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are transacted in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 21% of the Company's domestic sales for the six months ended both September 30, 1999 and 1998. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1999

Results of Operations (cont'd)

and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues during the past two years have been adversely affected by several factors. During the three and six month periods ended September 30, 1999 and 1998, sales to national chain accounts as well as independent dealers have been impacted by increased competitive factors and uncertainties regarding the size of cuts in Medicare home oxygen reimbursement which were enacted as part of the Federal budget process during the year ended March 31, 1998. This process was finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998, with an additional 5% cut effective January 1, 1999. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers are responding to the 25% and 5% cuts, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of a new product, the TOTAL O(2)(TM) Delivery System. The TOTAL O(2) system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell the new product from the Food and Drug Administration. The Company began shipping TOTAL O(2) systems in January, 1998, and realized approximately $1,342,000 and $560,000 in sales during the six month periods ended September 30, 1999 and 1998, respectively. Initial sales of the TOTAL O(2) system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1999


Results of Operations (cont'd)

TOTAL O(2) system. For information which may affect the outcome of forward looking statements made in this paragraph see Outlook: Issues and Risks - New Product.

Cost of sales as a percent of net sales increased from 60.7% to 67.6% and from 57.1% to 65.6% for the three and six month periods ended September 30, 1999, as compared to the prior year's periods. Both periods have been affected by decreased sales volume and start-up costs associated with the manufacture of the TOTAL O(2) system. Management believes the gross margins should improve in the future periods if sales increase.

Selling, general and administrative expenditures increased from $1,411,000 to $1,445,000 and decreased from $2,982,000 to $2,864,000 for the three and six month periods ended September 30, 1999 and 1998, respectively. The Company anticipates that recent cost reduction efforts should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions to be paid to the Company's new field sales force of manufacturer's representatives. This field sales force has recently been hired and trained, and now provides full coverage in the United States. Historically, the Company has relied entirely on its internal sales personnel and extensive marketing efforts to generate sales. The shift to a field sales force will cause selling, general and administrative expenses to fluctuate more closely with sales volume. Research and development expenses decreased by $40,000 for the six month period ended September 30, 1999, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $525,000 in the fiscal year ended March 31, 2000, on projects to enhance and expand the Company's product line. Interest income declined $24,000 for the six month period ended September 30, 1999, as compared to the prior year's period due to the reduction in the Company's cash balances.

Financial Condition

At September 30, 1999, the Company had cash totaling $1,804,000 or 12% of total assets, as compared to $137,000 (1%) at March 31, 1999. Net working capital increased from $10,164,000 at March 31, 1999 to $10,195,000 at September 30, 1999. Accounts receivable increased $114,000 during the six month period ended September 30, 1999. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1999


Financial Condition (cont'd)

to foreign customers. During the same period, inventories decreased $1,289,000. This decrease relates primarily to utilization of raw materials purchased in the prior year for the manufacture of the new TOTAL O(2) product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

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

Year 2000

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000 and to ensure Year 2000 compliance by its customers and suppliers. The Company's products do not contain embedded chips that are date sensitive and thus they are not at risk for Year 2000 issues. The Company has completed the assessment and upgrading of its internal computer hardware and software and believes that all systems are Year 2000 compliant. The Company has completed the assessment of its third party relationships and, based upon the information available, does not believe there will be any significant disruption in goods or services available. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The cost of testing and conversion of system applications is not expected to be material. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources.

The Company is in the process of developing a contingency plan in the event of various problem scenarios. If the Company is unsuccessful or if remediation efforts with key suppliers or customers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 1999


Year 2000 (cont'd)

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

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O(2) Delivery System and other new products which are under development. The success of these new products will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to patients, as well as timely resolution of manufacturing and supplier issues. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O(2) Delivery System and other new products cannot be assessed at this time.

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

                               September 30, 1999

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

                               September 30, 1999


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

Availability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. The Company's agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of its products.

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


                                              CHAD THERAPEUTICS, INC.
                                                    (Registrant)



     Date   11/11/99                          /S/ Thomas E. Jones
         --------------                       ------------------------------
                                              Thomas E. Jones
                                              Chief Executive Officer


     Date   11/11/99                          /S/ Earl L. Yager
         --------------                       ------------------------------
                                              Earl L. Yager
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary