Form 10-Q
period 1999-12-31
CHAD THERAPEUTICS INC
filed 2000-02-09
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 1999

Commission file number: 0-11363


                             CHAD THERAPEUTICS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


                  California                                95-3792700
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    21622 Plummer Street, Chatsworth, CA                      91311
  ---------------------------------------                  -----------
  (Address of principal executive offices)                  (Zip Code)


                              (818) 882-0883
                              --------------
           (Registrant's telephone number, including area code)


             -------------------------------------------------------
                                (Former Address)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares          10,027,060

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                      December 31, 1999 and March 31, 1999


                                  ASSETS

                                                            December 31,      March 31,
                                                                1999            1999
                                                            ------------    -----------
                                                            (Unaudited)
Current assets:
  Cash                                                      $ 1,930,000     $   137,000
  Accounts receivable, less allowance for
    doubtful accounts of $96,000 at
    December 31, 1999 and $88,000 at
    March 31, 1999                                            2,116,000       2,165,000
  Inventories (Note 2)                                        5,984,000       7,642,000
  Income taxes refundable                                       175,000         687,000
  Prepaid expenses                                              402,000         294,000
  Deferred income taxes                                         230,000         445,000
                                                            -----------     -----------
     Total current assets                                    10,837,000      11,370,000

Property and equipment, at cost                               5,436,000       5,366,000
  Less accumulated depreciation                               2,683,000       2,086,000
                                                            -----------     -----------
     Net property and equipment                               2,753,000       3,280,000
                                                            -----------     -----------

Other assets, net                                             1,132,000       1,249,000
                                                            -----------     -----------

     Total assets                                           $14,722,000     $15,899,000
                                                            ===========     ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $   237,000     $   227,000
  Accrued expenses                                            1,044,000         979,000
                                                            -----------     -----------

     Total current liabilities                                1,281,000       1,206,000
                                                            -----------     -----------
Shareholders' equity:
  Common shares, $.01 par value, authorized
    40,000,000 shares; 10,027,060 and 10,012,000
    shares issued and outstanding                            13,071,000      13,052,000
  Retained earnings                                             370,000       1,641,000
                                                            -----------     -----------
     Total shareholders' equity                              13,441,000      14,693,000
                                                            -----------     -----------
     Total liabilities and shareholders' equity             $14,722,000     $15,899,000
                                                            ===========     ===========


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Operations
              For the nine months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                        Nine Months Ended
                                                           December 31
                                                  ------------------------------
                                                      1999             1998
                                                  ------------      ------------
Net sales                                         $ 10,013,000      $ 11,040,000
Cost of sales                                        6,669,000         7,209,000
                                                  ------------      ------------
        Gross profit                                 3,344,000         3,831,000
   Costs and expenses:
      Selling, general and administrative            4,166,000         4,664,000
      Research and development                         380,000           467,000
                                                  ------------      ------------
          Total costs and expenses                   4,546,000         5,131,000
                                                  ------------      ------------
          Operating income (loss)                   (1,202,000)       (1,300,000)
      Other income - interest income, net               24,000            41,000
                                                  ------------      ------------
          Earnings (loss) before income taxes       (1,178,000)       (1,259,000)
   Income tax expense (benefit)                         93,000          (474,000)
                                                  ------------      ------------
          Net earnings (loss)                     $ (1,271,000)     $   (785,000)
                                                  ============      ============
          Basic earnings (loss) per share         $       (.13)     $       (.08)
                                                  ============      ============
          Diluted earnings (loss) per share       $       (.13)     $       (.08)
                                                  ============      ============
          Weighted shares outstanding:
             Basic                                  10,021,000        10,011,000
             Diluted                                10,021,000        10,011,000
                                                  ============      ============

See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Operations
              For the three months ended December 31, 1999 and 1998
                                   (Unaudited)


                                                     Three Months Ended
                                                         December 31
                                                ------------------------------
                                                     1999            1998
                                                ------------      ------------
Net sales                                       $  2,959,000      $  2,983,000
Cost of sales                                      2,044,000         2,606,000
                                                ------------      ------------
        Gross profit                                 915,000           377,000
Costs and expenses:
   Selling, general and administrative             1,302,000         1,682,000
   Research and development                           98,000           145,000
                                                ------------      ------------
        Total costs and expenses                   1,400,000         1,827,000
                                                ------------      ------------
        Operating income (loss)                     (485,000)       (1,450,000)
   Other income - interest income, net                17,000            10,000
                                                ------------      ------------
        Earnings (loss) before income taxes         (468,000)       (1,440,000)
Income tax expense (benefit)                         215,000          (546,000)
                                                ------------      ------------
        Net earnings (loss)                     $   (683,000)     $   (894,000)
                                                ============      ============
        Basic earnings (loss) per share         $       (.07)     $       (.09)
                                                ============      ============
        Diluted earnings (loss) per share       $       (.07)     $       (.09)
                                                ============      ============
        Weighted shares outstanding:
           Basic                                  10,027,000        10,012,000
           Diluted                                10,027,000        10,012,000
                                                ============      ============


See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                   For the nine months ended December 31, 1999
                                   (Unaudited)

                                       Common Shares
                               -----------------------------     Retained
                                   Shares         Amount         Earnings
                                -----------     -----------     -----------
Balance at
 March 31, 1999                  10,012,000     $13,052,000     $ 1,641,000

Common Shares issued in
 lieu of cash for directors
 fees                                15,000          19,000            --

Net loss                               --              --        (1,271,000)
                                -----------     -----------     -----------

Balance at
 December 31, 1999               10,027,000     $13,071,000     $   370,000
                                ===========     ===========     ===========




See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
              For the nine months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   December 31
                                                           ---------------------------
                                                               1999            1998
                                                           -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                     $(1,271,000)    $  (785,000)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                            597,000         579,000
      Loss on disposition of property and equipment               --            77,000
      Compensation expense related to stock issued              19,000            --
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable             49,000         249,000
         Decrease (increase) in inventories                  1,658,000      (1,627,000)
         Decrease (increase) in income taxes refundable        512,000         164,000
         Decrease (increase) in prepaid expenses              (108,000)         30,000
         Decrease (increase) in deferred income taxes          215,000        (191,000)
         Decrease (increase) in other assets                   117,000         119,000
         Increase (decrease) in accounts payable                10,000        (177,000)
         Increase (decrease) in accrued expenses                65,000         354,000
                                                           -----------     -----------
               Net cash provided by (used in)
               operating activities                          1,863,000      (1,208,000)
                                                           -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                        (70,000)       (145,000)
                                                           -----------     -----------
               Net cash used in investing
               activities                                      (70,000)       (145,000)
                                                           -----------     -----------
Cash flows from financing activities:
   Exercise of stock options                                      --            24,000
   Common shares repurchased                                      --           (79,000)
   Common shares issued                                           --           136,000
                                                           -----------     -----------
               Net cash provided by
               financing activities                               --            81,000
                                                           -----------     -----------

Net increase (decrease) in cash                              1,793,000      (1,272,000)
Cash beginning of period                                       137,000       1,579,000
                                                           -----------     -----------
Cash end of period                                         $ 1,930,000     $   307,000
                                                           ===========     ===========



See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                December 31, 1999
                                   (Unaudited)

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

2.   Inventories

     Inventories in 1999, are summarized as follows:

                                December 31    March 31
                                ----------    ----------
      Finished goods            $1,288,000     1,619,000
      Work-in-process            1,506,000     1,278,000
      Raw materials              3,190,000     4,745,000
                                ----------    ----------
                                $5,984,000     7,642,000
                                ==========     =========

3.   Earnings Per Common Share

     Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                               Three Months Ended               Nine Months Ended
                                                   December 31                      December 31
                                         -----------------------------     -----------------------------
                                             1999              1998            1999            1998
                                         ------------     ------------     ------------     ------------
Basic earnings per share:
Numerator-net earnings (loss)            $   (683,000)    $   (894,000)    $ (1,271,000)    $   (785,000)
Denominator-common shares outstanding      10,027,000       10,012,000       10,021,000       10,011,000
                                         ------------     ------------     ------------     ------------
Basic earnings (loss) per share          $       (.07)    $       (.09)    $       (.13)    $       (.08)
                                         ============     ============     ============     ============
Diluted earnings per share:
Numerator-net earnings (loss)            $   (683,000)    $   (894,000)    $ (1,271,000)    $   (785,000)
Denominator:
 Common shares outstanding                 10,027,000       10,012,000       10,021,000       10,011,000
 Common stock options                            --               --               --               --
                                         ------------     ------------     ------------     ------------
                                           10,027,000       10,012,000       10,021,000       10,011,000
                                         ------------     ------------     ------------     ------------
Diluted earnings (loss) per share        $       (.07)    $       (.09)    $       (.13)    $       (.08)
                                         ============     ============     ============     ============

                             CHAD THERAPEUTICS, INC.
                                December 31, 1999
                                   (Unaudited)

3.   Earnings Per Common Share (cont'd)

     Options to purchase 1,141,000 shares of common stock at prices ranging from $1.00 to $13.47 per share and 1,230,000 shares of common stock at prices ranging from $1.68 to $13.47 per share were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 1999 and 1998, respectively, because their effect would have been anti-dilutive.

4.   Income Taxes

     Income taxes have been provided for at an effective combined Federal and California rate of approximately 8% and 38% for the periods ended December 31, 1999 and 1998, respectively. The income tax benefit for the nine month period ended December 31, 1999, relates primarily to Federal income tax carrybacks. The Company has approximately $750,000 in Federal income tax net operating loss carryforwards generated in the periods ended December 31, 1999, and deferred tax assets totaling $215,000 for which the income tax benefit has not been recognized.

5.   Geographic Information

     The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:


                            Three Months Ended        Nine Months Ended
                                December 31              December 31
                       ------------------------    ------------------------
                           1999         1998          1999          1998
                       ----------    ----------    ----------    ----------
United States          $2,694,000     2,666,000     9,020,000     9,620,000
Germany                     2,000        68,000        41,000       641,000
All other countries       263,000       249,000       952,000       779,000
                       ----------    ----------    ----------    ----------

                       $2,959,000     2,983,000    10,013,000    11,040,000
                       ==========    ==========    ==========    ==========


     All long-lived assets are located in the United States.

     Sales of OXYMATIC(R) conservers and OXYLITE(R) systems accounted for 49% and 67% of the Company's sales for the nine month periods ended December 31, 1999 and 1998, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

Results of Operations

Sales for the three and nine months ended December 31, 1999, decreased $24,000 (.8%) and $1,027,000 (9.3%), respectively, from the prior year's periods. While there have been price reductions in 1999 and 1998, the decrease in sales relates primarily to decreases in domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 10% and 13% of total sales for the nine month periods ended December 31, 1999 and 1998, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming fiscal year and quarter to quarter sales will fluctuate depending on the timing of shipments. In addition, all foreign sales are denominated in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

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

In addition, other changes in the health care delivery system - including the increase in the acceptance and utilization of managed care - have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 20% and 21% of the Company's domestic sales for the nine months ended December 31, 1999 and 1998, respectively. Margins on these sales may be somewhat lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. The Company's products, which allow homecare dealers to provide cost efficient home oxygen therapy, are ideally suited for use in a managed care environment and as a tool for dealers to increase revenues

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

Results of Operations (cont'd)

and profits. To ensure continued awareness of the benefits of the Company's products by chain headquarters personnel, a proactive marketing and communication program is in effect with all of the major national chains.

The Company believes that its revenues during the past two years have been adversely affected by several factors. During the three and nine month periods ended December 31, 1999 and 1998, sales to national chain accounts as well as independent dealers have been impacted by increased competitive factors, including pricing and products with features not presently found in the Company's products, and uncertainties regarding the size of cuts in Medicare home oxygen reimbursement which were enacted as part of the Federal budget process during the year ended March 31, 1998. This process was finalized and a 25% cut in home oxygen reimbursement went into effect January, 1998, with an additional 5% cut effective January 1, 1999. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors, including uncertainties as to how home care providers are responding to the 25% and 5% cuts, may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future.

Management also believes future revenues may be positively affected by sales of the TOTAL O2TM Delivery System based on its experience in the home oxygen industry. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell this product from the Food and Drug Administration. The Company began shipping TOTAL O2 systems in January, 1998, and realized approximately $1,998,000 and $964,000 in sales during the nine month periods ended December 31, 1999 and 1998, respectively. Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

Results of Operations (cont'd)

systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward looking statements made in this paragraph see Outlook:
Issues and Risks - New Product.

Cost of sales as a percent of net sales decreased from 87.4% to 69.1% and increased from 65.3% to 66.6% for the three and nine month periods ended December 31, 1999, as compared to the prior year's periods. Both periods have been affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced. The periods ended December 31, 1998, were also affected by costs associated with the replacement of two suppliers of components for the TOTAL O2 system and inventory write-downs totaling $513,000, of which $77,000 was charged to General and Administrative expenses.

Selling, general and administrative expenditures decreased from $1,682,000 to $1,302,000 and from $4,664,000 to $4,166,000 for the three and nine month periods ended December 31, 1999 and 1998, respectively. The Company anticipates that recent cost reduction efforts, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions to be paid to the Company's new field sales force of manufacturer's representatives. This field sales force has recently been hired and trained, and now provides full coverage in the United States. Historically, the Company has relied entirely on its internal sales personnel and extensive marketing efforts to generate sales. The shift to a field sales force will cause selling, general and administrative expenses to fluctuate more closely with sales volume. Research and development expenses decreased by $87,000 for the nine month period ended December 31, 1999, as compared to the prior year's period. Currently, management expects research and development expenditures to total approximately $525,000 in the fiscal year ended March 31, 2000, on projects to enhance and expand the Company's product line. Interest income declined $17,000 for the nine month period ended December 31, 1999, as compared to the prior year's period due to the reduction in the Company's cash balances early in 1999.

Financial Condition

At December 31, 1999, the Company had cash totaling $1,930,000 or 13% of total assets, as compared to $137,000 (1%) at March 31, 1999. Net working capital decreased from

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

Financial Condition (cont'd)

$10,164,000 at March 31, 1999 to $9,556,000 at December 31, 1999. Accounts
receivable decreased $49,000 during the nine month period ended December 31, 1999. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $1,658,000. This decrease relates primarily to utilization of raw materials purchased in the prior year for the manufacture of the new TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.

Management believes funds derived from operations should be adequate to meet the Company's present cash requirements. The Company expects capital expenditures during the next twelve months to be approximately $250,000.

The Company has not adopted any programs which provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

Year 2000

All of the Company's systems performed properly on January 1, 2000, and the Company does not anticipate any year 2000 compliance problems.

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

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System and other new products which are under development. The success of these new products will depend upon the health care community's perception of the system's capabilities, clinical efficacy and benefit to patients, obtaining timely regulatory approval, as well as timely resolution of manufacturing and supplier issues. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains presently account for 20% of the Company's domestic sales. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

Competition

Chad's success in the early 1990's has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products with features not currently found in the Company's products but which do not provide oxygen conserving capabilities comparable to the Company's products. No assurance can be given that increased competition in the home oxygen market will not continue to have an adverse affect on the Company's operations.

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company's products may become obsolete as a result of new developments. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has contracted with outside parties to develop new products. Some of the Company's

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 1999

Rapid Technological Change (cont'd)

competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

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

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation which has reduced Medicare spending. It cannot yet be predicted how future changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

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

Product Liability

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

                                December 31, 1999

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


                                   CHAD THERAPEUTICS, INC.
                                        (Registrant)



Date   02/09/00                    /s/ THOMAS E. JONES
                                   ------------------------------------
                                   Thomas E. Jones
                                   Chief Executive Officer


Date   02/09/00
                                   /s/  EARL L. YAGER
                                   ------------------------------------
                                   Earl L. Yager
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Secretary