Form 10-K
period 2000-03-31
CHAD THERAPEUTICS INC
filed 2000-06-22
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K


            [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                    For the fiscal year ended March 31, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 12, 2000 (based on the closing price of such stock on the American Stock Exchange on such date) was $11,292,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 12, 2000:

     Common Shares                                     10,037,000

     Portions of the Registrant's definitive Proxy Statement for its September 14, 2000, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 2000 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

        According to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) between 1980 and 1990 the death rate from COPD increased by 22% in the United States.

        More recently, the American Lung Association reported that in 1996 there were 16.4 million Americans suffering from COPD, which is the fourth leading cause of death in the United States and claimed the lives of over 100,000 people that year. This report also notes that in 1996 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $31.9 billion.

        Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at over $2 billion for 1996. Medicare, which accounts for about 60% of home oxygen dealers' revenues, expected to spend almost $1.5 billion in 1996 for home oxygen as compared to $1.4 billion in 1995 according to officials of the Congressional Budget Office. Market revenues for home oxygen have grown consistently at 8-10% per year for the past five years. This is due to the increasing number of COPD patients as well as the move to home care and out of hospitals. Growth in the number of home oxygen patients is projected by the Congressional Budget Office to continue at a rate of approximately 8% per year through 2002.

        Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations and the Far East where the incidence is higher than in the United States. The potential international market for home oxygen is expected to grow to 150% of the U.S. market over the next five to ten years.

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

        In June, 1989, the home oxygen market changed. A new procedure for payment by Medicare for home oxygen services became effective. This new procedure provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement and disregards modality, the type of system in use. Prior to that time, dealers were reimbursed on the basis of total oxygen delivered by the dealer with variances based on the modality used and other variables. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers.

        There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.

        In January, 1998, the monthly amount that Medicare reimburses for home oxygen was reduced by 25% and an additional 5% reduction was implemented in January, 1999. While the long term impact of this reduction may be to cause home care dealers to seek products that provide even greater cost saving efficiencies, the concerns over the size of these cuts over the past two years has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen.

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

        OXYMIZER(R) and OXYMIZER Pendant Oxygen-Conserving Devices. In June, 1983, the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to 4 to 1 savings of oxygen when used with any oxygen supply source.

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

        Extensive clinical testing and trials over the past seventeen years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide, that have confirmed the efficacy and oxygen savings realized by patients who use the OXYMIZER devices.

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

        OXYMATIC(R) Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user's breathing rate. In clinical experience the average saving has been shown to be 7 to 1 - about twice the efficiency of most competitive products. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

        In May, 1995, the Company introduced the OXYMATIC Model 301 which replaced the previous model. This model incorporates improved electronics, providing a longer battery life and other improvements which make it more user friendly.

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

        Sales of OXYMATIC conservers and the OXYLITE systems discussed below accounted for approximately 56% of the Company's sales in 2000.

        OXYLITE(R) Complete Portable Oxygen System. The Company also markets eight OXYLITE complete portable oxygen systems, each of which is available with either the OXYMATIC Model 301 conserver or the OXYMATIC - 2400 conserver. These systems combine the OXYMATIC conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

        The OXYMATIC conserver extends the time the contents of the cylinders will last by an average of seven times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply.

        OXYCOIL(R) Coiled Oxygen Tubing. In January, 1986, the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device which can be used with any oxygen system to help keep the supply tubing out of the patients' way, thus minimizing the tripping and tangling problems associated with standard supply tubing.

        TOTAL O2(R) Delivery System. In January, 1998, the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the 25% and 5% cuts in home oxygen reimbursement that went into effect on January 1, 1998 and 1999,respectively, by reducing the monthly cost of servicing patients while at the same time providing them with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

        Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and supplier issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for this product is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook: Issues & Risks - New Product in the Company's Annual Report to Shareholders.

        The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O2 system. See "Licensing and Related Agreements".

        Other Products. The Company also offers a variety of ancillary products which support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches.

Products Under Development

        It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. The first product developed from the project was the TOTAL O2 system. During the fiscal year ended March 31, 2000, the Company entered into contracts with outside vendors to develop two new products in the oxygen conserver field. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

        In June, 2000, the Company received clearance from the Food and Drug Administration to market the OXYMATIC 401 conserver. This new product was developed internally and contains features which the Company believes will allow it to recover market share in the conserver market. These features include an integrated brass regulator, expanded flow rates to six liters per minute and a by-pass switch for continuous flow in the event of a malfunction. No assurance can be given that this product will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of this product.

Research and Development

        For the year ended March 31, 2000, the Company expended approximately $560,000 on research and development and has expended approximately $3,861,000 since its inception in August, 1982. The Company operates in an industry which is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $700,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

        The Company has also entered into a license agreement (the "Litton License Agreement") with the Life Support Division of Litton Systems, Inc. for the TOTAL O2 Delivery System.

        Pursuant to the Litton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Litton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 4% and requires minimum annual royalties of $100,000, $300,000 and $500,000 in 1999, 2000 and subsequent years, respectively. The Litton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases uses of the licensed technology. The Licensors may terminate the Litton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

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

        Production of the TOTAL O2 system is being handled internally with a number of subassemblies being subcontracted outside the Company. The Company believes that there are alternate sources of supply for these subassemblies, including internal manufacturing as production quantities increase.

        The Company is not aware of any shortages of materials necessary for the manufacture of its products. The Company provides customers the right to return merchandise for credit and requires payment within a time frame consistent with industry standards.

Marketing

        The Company's products are designed to reduce the cost of health care while maintaining or enhancing the therapeutic benefits to the patient, and improving the user's quality of life. The Company's marketing efforts have focused primarily on providing home oxygen suppliers with products that they can utilize to increase their revenues and provide a better quality of care at less cost.

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

        Approximately 80% of all home oxygen patients are covered by Medicare and other government programs. Since June 1989, home oxygen suppliers have been reimbursed by Medicare on a fixed monthly fee basis. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company's oxygen conserving products and TOTAL O2 Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

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

        The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Director of Sales & Marketing, a regional sales manager, a marketing coordinator, a Customer Relations Manager and four in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, during the fiscal year ended March 31, 2000, the Company completed development of a field sales force of independent manufacturer's sales representatives to handle direct selling to customers. This field sales force is currently comprised of 37 individuals with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

        Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in institutional settings. As the trend develops to move patients into home care, opportunities for the Company's products should increase. Sales of the OXYMATIC conserver in Europe, Canada and Japan have become an important part of the Company's business. The Company recently received CE mark approval for the TOTAL O2 system which will allow shipment of this product throughout Europe and a number of other international markets. During 2000 the Company added an Asia/Pacific manufacturer representative to support distributors in this region. Based on industry market research projections, the

Company expects the international market to increase to 150% of the U.S. potential over the next five to ten years.

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

Customers, Backlog and Orders

        The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 30% are represented by three major national chain accounts. One such national account accounted for 11% of the Company's revenues in 1998. No one customer exceeded 10% of net sales in 2000 and 1999.

                  Financial Information Relating to Foreign and
                      Domestic Operations and Export Sales

                                    2000         1999         1998
                                   -------      -------      -------
        Sales (thousands):
          United States            $11,508       12,350       14,866
          Germany                       40          642          632
          All other countries        1,226        1,072        1,095
                                   -------      -------      -------
          Total                    $12,774       14,064       16,593
                                   =======      =======      =======

        All identifiable assets are located in the United States.

        At March 31, 2000, the Company had no backlog of orders for any of its products. The Company presently intends to maintain a large enough inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

Competition

        The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market - liquid oxygen usage. Several companies, including Invacare, Mallinkrodt (Nellcor/Puritan Bennett) and Sunrise/De

Vilbiss, market small (5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. Although these units allow longer ambulation and/or reduce the weight of portable liquid oxygen, they are heavier than the smallest OXYLITE system and provide less ambulatory time due to the greater efficiency of the OXYMATIC conserver, which provides at least double the oxygen savings of these conservers. Also these units are more expensive than OXYLITE systems and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

        Several of these competitors are now marketing combinations of conservers, regulators and small cylinders in direct competition with the Company's OXYLITE systems. Many of these products utilize conservers that provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as similar OXYLITE systems provide only 1/3 or 1/2 of the ambulation time provided by OXYLITE systems. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company's products. In addition, some of these competitors have introduced conservers with features not found in the Company's products. While the reliability and superior conservation of the OXYMATIC conservers partially offset these advantages, some of these companies have attained market share at the Company's expense. The Company does not know the level of sales achieved by these companies.

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

        Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems which weigh 5 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 10.5 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient's home. Although many oxygen suppliers continue to use and re-use existing inventories of liquid oxygen equipment to service ambulatory patients, purchases of new liquid oxygen equipment by home care dealers is decreasing.

        The Company is aware of one combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O2 system by Invacare. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. The Company does not know the level of sales achieved by the company marketing this system.

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

        The Company has obtained U.S. registration for the trademarks "OXYMIZER", "OXYMATIC", "CHAD", "OXYCOIL" and "TOTAL O2". A series of foreign applications to register the trademark "OXYMIZER" in a number of countries of commercial interest to the Company have been filed.

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

        The Company has registered with the Bureau of Medical Devices of the FDA as a Medical Device Establishment and with the Department of Health Services of the State of California as a Medical Device Manufacturer. In addition, the Company has developed procedures to comply with FDA standards concerning good manufacturing practices, record keeping and reporting and is ISO 9001 certified.

        The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the OXYCOIL and the TOTAL O2 Delivery System; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the OXYCOIL and TOTAL O2 Delivery System as Class II devices.

Employees

        As of June 12, 2000, CHAD had 73 full-time and no part-time employees. Fifty-three of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2.   Properties.

        The Company's principal offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $27,559 pursuant to a lease expiring in June, 2003. Management believes this facility should adequately handle the Company's needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

Item 3.   Legal Proceedings.

               The Company becomes involved in legal proceedings in the ordinary course of business. The Company maintains product liability insurance in an amount it deems customary in the industry for protection of the Company against potential product liability claims. Although the Company believes its product liability insurance is sufficient and no pending legal proceeding poses a material threat, no assurance can be given that pending or future proceedings will not have a material impact on the Company's financial condition or results of operations.

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

               Included in Part II of this Report:

                    Independent Auditors' Report

                    Balance Sheets -- March 31, 2000 and 1999

                    Statements of Operations -- Years ended March 31, 2000, 1999 and 1998.

                    Statements of Shareholders' Equity -- Years ended March 31, 2000, 1999 and 1998.

                    Statements of Cash Flows -- Years ended March 31, 2000, 1999 and 1998.

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

            10.23   Summary plan description for Chad Therapeutics, Inc.
                    Employee Savings and Retirement Plan****

            10.24   1994 Stock Option Plan******

            10.25   Lease on real property at 21622 Plummer Street, Chatsworth,
                    California******

            10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Life Support Division of Litton Industries, Inc.*******

             13.1   Annual Report to Shareholders for the year ended March 31,
                    2000.

             23.1   Consent of Independent Accountant

             28.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class 1 device.*

             28.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

             28.5 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

             28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

             28.7 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device*******

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 21rd day of June, 2000.

                       CHAD THERAPEUTICS, INC.


                       By /s/ Thomas E. Jones
                          ----------------------------------------
                          Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                           Date

/s/ Thomas E. Jones             Chief Executive Officer,         June 21, 2000
-----------------------         President and Director
Thomas E. Jones                 (Principal Executive Officer)


/s/ Earl L. Yager               Executive Vice President,        June 21, 2000
-----------------------         Chief Financial Officer
Earl L. Yager                   and Secretary and Director
                                (Principal Financial and
                                Accounting Officer)


/s/ David L. Cutter             Director                         June 21, 2000
-----------------------
David L. Cutter


/s/ John C. Boyd                Director                         June 21, 2000
-----------------------
John C. Boyd


/s/ Norman Cooper               Director                         June 21, 2000
-----------------------
Norman Cooper


/s/ Philip Wolfstein            Director                         June 21, 2000
---------------------
Philip Wolfstein

                                  Exhibit Index



                            Exhibit Index                          Sequentially
Exhibit No.                    Document                           Numbered Page
-----------                 -------------                         -------------
  13.1       Annual Report to Shareholders for the year
             ended March 31, 2000

  23.1       Consent of Independent Accountant

  28.8 Letter from the FDA authorizing the Company to market the OXYMATIC 401 conserver as a Class 2 device