Form 10-Q
period 2000-06-30
CHAD THERAPEUTICS INC
filed 2000-08-14
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Common Shares          10,037,536

                             CHAD THERAPEUTICS, INC.
                                 Balance Sheets
                        June 30, 2000 and March 31, 2000


                                     ASSETS

                                                   June 30,        March 31,
                                                     2000            2000
                                                 ------------      ---------
                                                 (Unaudited)
Current assets:
   Cash                                          $ 1,779,000     $ 1,772,000
   Accounts receivable, less allowance for
     doubtful accounts of $95,000 at
     June 30, 2000 and $96,000 at
     March 31, 2000                                1,884,000       2,003,000
   Inventories (Note 2)                            5,057,000       5,297,000
   Income taxes refundable                           175,000         175,000
   Prepaid expenses                                  292,000         518,000
                                                 -----------     -----------

     Total current assets                          9,187,000       9,765,000

Property and equipment, at cost                    5,411,000       5,332,000
   Less accumulated depreciation                   2,925,000       2,731,000
                                                 -----------     -----------

     Net property and equipment                    2,486,000       2,601,000
                                                 -----------     -----------

Contracts receivable - long term portion              97,000           -
Other assets, net                                  1,247,000       1,217,000
                                                 -----------     -----------

     Total assets                                $13,017,000     $13,583,000
                                                 ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   466,000     $   314,000
   Accrued expenses                                1,060,000       1,062,000
                                                 -----------     -----------

     Total current liabilities                     1,526,000       1,376,000
                                                 -----------     -----------

Shareholders' equity:
 Common shares, $.01 par value, authorized
  40,000,000 shares; 10,038,000 and 10,035,000
  shares issued and outstanding                   13,081,000      13,077,000
 Accumulated deficit                              (1,590,000)       (870,000)
                                                 -----------     -----------

     Total shareholders' equity                   11,491,000      12,207,000
                                                 -----------     -----------

     Total liabilities and shareholders' equity  $13,017,000     $13,583,000
                                                 ===========     ===========






See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Operations
                For the three months ended June 30, 2000 and 1999
                                   -----------
                                   (Unaudited)


                                                       Three Months Ended
                                                              June 30
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------
Net sales                                           $ 2,965,000     $ 3,638,000
Cost of sales                                         2,274,000       2,317,000
                                                    -----------     -----------

        Gross profit                                    691,000       1,321,000

Costs and expenses:
   Selling, general and administrative                1,281,000       1,419,000
   Research and development                             141,000         155,000
                                                    -----------     -----------

        Total costs and expenses                      1,422,000       1,574,000
                                                    -----------     -----------

        Operating income (loss)                        (731,000)       (253,000)

   Other income - interest income (expense), net         11,000          (1,000)
                                                    -----------     -----------

        Earnings (loss) before income taxes            (720,000)       (254,000)

Income tax expense (benefit)                               --          (100,000)
                                                    -----------     -----------

        Net earnings (loss)                         $  (720,000)    $  (154,000)
                                                    ===========     ===========

        Basic earnings (loss) per share             $      (.07)    $      (.02)
                                                    ===========     ===========

        Diluted earnings (loss) per share           $      (.07)    $      (.02)
                                                    ===========     ===========

        Weighted shares outstanding:
           Basic                                     10,038,000      10,015,000
           Diluted                                   10,038,000      10,015,000
                                                    ===========     ===========







See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                        Statement of Shareholders' Equity
                    For the three months ended June 30, 2000
                                   -----------
                                   (Unaudited)



                                              Common Shares
                                         ------------------------   Accumulated
                                           Shares        Amount       Deficit
                                         ----------   -----------   -----------
Balance at
 March 31, 2000                          10,035,000   $13,077,000   $  (870,000)

Common Shares issued in
 lieu of cash for directors
 fees                                         3,000         4,000          --

Net loss                                       --            --        (720,000)
                                         ----------   -----------   -----------
Balance at
 June 30, 2000                           10,038,000   $13,081,000   $(1,590,000)
                                         ==========   ===========   ===========







See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                            Statements of Cash Flows
                For the three months ended June 30, 2000 and 1999
                                   ----------
                                   (Unaudited)


                                                             Three Months Ended
                                                                  June 30,
                                                          -------------------------
                                                             2000           1999
                                                          ----------     ----------
Cash flows from operating activities:
   Net earnings (loss)                                    $ (720,000)    $ (154,000)
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
      Depreciation and amortization                          194,000        199,000
      Compensation expense related to stock issued             4,000          6,000
      Changes in assets and liabilities:
         Decrease (increase) in accounts receivable          119,000         20,000
         Decrease (increase) in inventories                  240,000        704,000
         Decrease (increase) in income taxes
           refundable                                           --         (100,000)
         Decrease (increase) in prepaid expenses             226,000         51,000
         Decrease (increase) in deferred income taxes           --             --
         Decrease (increase) in contracts receivable         (97,000)          --
         Decrease (increase) in other assets                 (30,000)        43,000
         Increase (decrease) in accounts payable             152,000        158,000
         Increase (decrease) in accrued expenses              (2,000)        (3,000)
                                                          ----------     ----------

               Net cash provided by
               operating activities                           86,000        924,000
                                                          ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                      (79,000)       (22,000)
                                                          ----------     ----------

               Net cash used in investing
               activities                                    (79,000)       (22,000)
                                                          ----------     ----------

Net increase (decrease) in cash                                7,000        902,000

Cash beginning of period                                   1,772,000        137,000
                                                          ----------     ----------


Cash end of period                                        $1,779,000     $1,039,000
                                                          ==========     ==========




See accompanying notes to financial statements.

                             CHAD THERAPEUTICS, INC.
                                  June 30, 2000
                                   (Unaudited)

1.  Interim Reporting

    Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

    In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on pages 10, 11, 12 and 13 of the March 31, 2000, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.  Inventories

    Inventories in 2000, are summarized as follows:

                                             June 30       March 31
                                           ----------     ----------
             Finished goods                $1,020,000      1,783,000
             Work-in-process                1,217,000        654,000
             Raw materials                  2,820,000      2,860,000
                                           ----------      ---------
                                           $5,057,000      5,297,000
                                           ==========      =========

3.  Earnings Per Common Share

    Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                     Three Months Ended
                                           June 30
                                 ---------------------------
                                    2000            1999
                                 -----------     -----------
Basic earnings per share:

Numerator-net earnings (loss)    $  (720,000)    $  (154,000)
Denominator-common shares
 outstanding                      10,038,000      10,015,000
                                 -----------     -----------
Basic earnings (loss) per
 share                           $      (.07)    $      (.02)
                                 ===========     ===========

Diluted earnings per share:

Numerator-net earnings (loss)    $  (720,000)    $  (154,000)
Denominator:
 Common shares outstanding        10,038,000      10,015,000
 Common stock options                   --              --
                                 -----------     -----------
                                  10,038,000      10,015,000
                                 -----------     -----------
Diluted earnings (loss) per
 share                           $      (.07)    $      (.02)
                                 ===========     ===========

                             CHAD THERAPEUTICS, INC.
                                  June 30, 2000
                                  -------------
                                   (Unaudited)

3.  Earnings Per Common Share (cont'd)

    Options to purchase 993,000 shares of common stock at prices ranging from $.88 to $13.47 per share and 1,041,000 shares of common stock at prices ranging from $1.50 to $13.47 per share were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

4.  Income Taxes

    Income taxes have been provided for at an effective combined Federal and California rate of approximately 39% for the period ended June 30, 1999. The income tax benefit for the three month period ended June 30, 1999, relates primarily to Federal income tax carrybacks. The Company has approximately $1,820,000 in Federal income tax net operating loss carryforwards at June 30, 2000, and deferred tax assets totaling $634,000 against which a valuation allowance has been recorded.

5.  Geographic Information

    The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                              Three Months Ended
                                    June 30
                           ------------------------
                              2000           1999
                           ----------     ---------
    United States          $2,506,000     3,230,000
    Japan                     239,000        98,000
    All other countries       220,000       310,000
                           ----------     ---------
                           $2,965,000     3,638,000
                           ==========     =========

    All long-lived assets are located in the United States.

    Sales of OXYMATIC(R) conservers and OXYLITE(R) systems accounted for 42% and 52% of the Company's sales for the three month periods ended June 30, 2000 and 1999, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis Of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been significantly affected during the past several years by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to an erosion of the Company's market share, as devices that are less expensive but which provide lower oxygen savings (or, in some cases, do not truly provide ambulatory oxygen) have prospered in this environment. The Company's market share for conservers has also been affected by the introduction of competing devices that offer features not available on the OXYMATIC 301.

The TOTAL O(2) Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders, has the potential for significantly improving the Company's performance. Intro-duced in 1998, the acceptance of the TOTAL O(2) system by home oxygen dealers has been slowed by several factors discussed below. As a result, the increased sales generated by the TOTAL O(2) system has, to date, failed to make up for lower OXYMATIC 301 sales.

In order to address this situation, the Company has implemented a four-part strategy:

- Development of the OXYMATIC 401 model with improved features, which should place this oxygen conserver at the forefront of the industry;

- Development of additional oxygen conserver models that will diversify the product line in order to offer customers a range of oxygen conservation choices;

- A continued promotional and educational campaign with respect to the benefits of the TOTAL O(2) system, coupled with greater focus on monitoring the performance of component suppliers; and

- Cost cutting to align the Company's operating expenses more closely with its revenue profile.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Overview (cont'd)

While the Company believes that these measures should enhance its competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for oxygen conserving devices.

Results of Operations

Sales for the three months ended June 30, 2000 and 1999, decreased $673,000 (18.5%) and $559,000 (13.3%), respectively, from the prior year's periods. While there have been price reductions in 2000 and 1999, the decrease in sales relates primarily to decreases in domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below.

Sales to foreign distributors represented 15%, 11% and 14% of total sales for the three months ended June 30, 2000, 1999 and 1998, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming fiscal year and quarter-to-quarter sales may fluctuate depending on the timing of shipments. In addition, all foreign sales are denominated in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

The current procedure for reimbursement by Medicare for home oxygen services provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices, such as the Company's products, which can extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. In January of 1998 and 1999, the Federal government implemented reimbursement cuts of 25% and 5%, respectively. These cuts affected homecare providers' purchasing patterns as they struggled to deal with significant reductions in their revenues.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position,

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Results of Operations (cont'd)

they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 13%, 22% and 22% of the Company's domestic sales for the three month periods ended June 30, 2000, 1999 and 1998, respectively. Margins on these sales are generally lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. To ensure continued awareness of the benefits of the Company's products by chain headquarters' personnel, a proactive marketing and communication program is in effect with all of the major national chains.

As stated above, the Company believes that its revenues during the past two years have been adversely affected by several factors, including pricing and competitive products with features not presently found in the Company's products, continuing industry consolidation and the effects of the cuts in Medicare home oxygen reimbursement on homecare providers' purchasing patterns. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is working on the development of several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June, 2000 and shipments of the new product began in July, 2000. Management believes the features and improvements in this product may enable the Company to regain some of the market share lost in the conserver market over the past three years. No estimate can currently be made regarding the level of success the Company may achieve with the OXYMATIC 401 conserver. For information which may affect the forward looking statements made in this paragraph about the OXYMATIC 401 conserver, see Outlook:Issues and Risks - New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O(2) system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Results of Operations (cont'd)

of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell this product from the Food and Drug Administration. The Company began shipping TOTAL O(2) systems in January, 1998, and realized approximately $659,000, $600,000 and $218,000 in sales during the three month periods ended June 30, 2000, 1999 and 1998, respectively. Initial sales of the TOTAL O(2) system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the market size for units is similar to the conserver market and the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimate can currently be made regarding the level of success the Company may achieve with the TOTAL O(2) system. For information which may affect the outcome of forward looking statements made in this paragraph about the TOTAL O(2) system, see Outlook: Issues and Risks - New Products.

Cost of sales as a percent of net sales increased from 63.7% to 76.7% and from 53.8% to 63.7% for the three month periods ended June 30, 2000 and 1999, respectively. Both periods have been affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced, price competition and the lower gross profit margin on the TOTAL O(2) system.

Selling, general and administrative expenditures decreased from $1,419,000 to $1,281,000 and from $1,571,000 to $1,419,000 for the three month periods ended June 30, 2000 and 1999, respectively, compared to the respective prior three month periods. The Company anticipates that recent cost reduction efforts, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company's field sales force of manufacturer's representatives. Research and development expenses decreased by $14,000 and $53,000 for the three month periods ended June 30, 2000 and 1999, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $700,000 in the fiscal year ended March 31, 2001, on projects to enhance and expand the Company's product line. Interest income increased $12,000 for the period ended June 30, 2000, as compared to the prior year due to the increase in the Company's cash balances in 2000.

At June 30, 2000, the Company  had fully  utilized its net

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Results of Operations (cont'd)

operating loss carrybacks and had approximately $1,820,000 and $920,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense.

Financial Condition

At June 30, 2000, the Company had cash totaling $1,779,000 or 14% of total assets, as compared to $1,772,000 (13%) at March 31, 2000. Net working capital decreased from $8,389,000 at March 31, 2000 to $7,661,000 at June 30, 2000.
Accounts receivable decreased $119,000 during the period ended June 30, 2000, due to the decline in sales. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $240,000. This decrease relates primarily to utilization of raw materials purchased in the prior year for the manufacture of the TOTAL O(2) product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally at or above safety stock levels.

Management believes funds derived from operations should be adequate to meet the Company's cash requirements for the next twelve months. The Company expects capital expenditures during the next twelve months to be approximately $150,000.

The Company has not adopted any programs which provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

Outlook:  Issues & Risks

This quarterly report contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward- looking statements are subject to certain risks and uncer-tainties which may cause actual operating results to differ materially from currently anticipated results. Among the factors that could cause actual results to differ materially are the following:

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System, the OXYMATIC 401 conserver and other new products which are under development. The success of these new products will depend upon the health care community's perception of such product's capabilities, clinical efficacy and benefit to patients and obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O(2) Delivery System, the OXYMATIC 401 conserver and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains accounted for 13% of the Company's domestic sales during the period ended June 30, 2000. Future sales may be increasingly dependent on a limited number of customers which may have an impact on margins due to quantity pricing.

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

                                  June 30, 2000

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

Product Liability

The nature of the Company's business subjects it to potential legal actions asserting that the Company is liable for

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2000

Product Liability (cont'd)

damages for product liability claims. Although the Company maintains products liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company's results of operations and financial position.

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


                                              CHAD THERAPEUTICS, INC.
                                             -----------------------------------
                                                    (Registrant)



     Date   08/14/00                          /s/Thomas E. Jones
         ----------------                    -----------------------------------
                                              Thomas E. Jones
                                              Chief Executive Officer


     Date   08/14/00                          /s/Earl L. Yager
         ----------------                    -----------------------------------
                                              Earl L. Yager
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary