Form 10-Q
period 2000-09-30
CHAD THERAPEUTICS INC
filed 2000-11-08
CIK 713492

                                                                       FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  September 30, 2000

Commission file number:  0-11363


                             CHAD THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

             California                                    95-3792700
   (State of other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

      21622 Plummer Street, Chatsworth,                      CA 91311
   (Address of principal executive offices)                 (Zip Code)

                                 (818) 882-0883
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
                                (Former Address)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Common Shares                            10,041,065

                             CHAD THERAPEUTICS, INC.
                            Condensed Balance Sheets
                September 30, 2000 (Unaudited) and March 31, 2000

                                     ASSETS

                                                               September 30,       March 31,
                                                                   2000              2000
                                                               ------------      ------------

Current Assets:
   Cash                                                        $  1,824,000      $  1,772,000
   Accounts receivable, less allowance for
      doubtful accounts of $112,000 at
      September 30, 2000 and $96,000 at
      March 31, 2000                                              1,975,000         2,003,000
   Inventories (Note 2)                                           4,358,000         5,297,000
   Income taxes refundable                                             --             175,000
   Prepaid expenses                                                 317,000           518,000
                                                               ------------      ------------

         Total current assets                                     8,474,000         9,765,000

Property and equipment, at cost                                   5,432,000         5,332,000
      Less accumulated depreciation                               3,130,000         2,731,000
                                                               ------------      ------------

         Net property and equipment                               2,302,000         2,601,000
                                                               ------------      ------------

Contracts receivable - long term portion                            201,000              --
Other assets, net                                                 1,221,000         1,217,000
                                                               ------------      ------------

         Total assets                                          $ 12,198,000      $ 13,583,000
                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $    462,000      $    314,000
   Accrued expenses                                                 927,000         1,062,000
                                                               ------------      ------------

         Total current liabilities                                1,389,000         1,376,000
                                                               ------------      ------------

Shareholders' equity:
   Common shares, $.01 par value, authorized
     40,000,000 shares; 10,041,000 and 10,035,000
     shares issued and outstanding                               13,084,000        13,077,000
   Accumulated deficit                                           (2,275,000)         (870,000)
                                                               ------------      ------------

         Total shareholders' equity                              10,809,000        12,207,000
                                                               ------------      ------------

         Total liabilities and shareholders' equity            $ 12,198,000      $ 13,583,000
                                                               ============      ============

           See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Operations
              For the six months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                         Six Months Ended
                                                          September 30
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Net sales                                        $  6,099,000      $  7,054,000
Cost of sales                                       4,673,000         4,625,000
                                                 ------------      ------------

         Gross profit                               1,426,000         2,429,000

Costs and expenses:
      Selling, general and administrative           2,549,000         2,864,000
      Research and development                        321,000           282,000
                                                 ------------      ------------

         Total costs and expenses                   2,870,000         3,146,000
                                                 ------------      ------------

         Operating income (loss)                   (1,444,000)         (717,000)

      Other income - interest income, net              39,000             7,000
                                                 ------------      ------------

         Earnings (loss) before income taxes       (1,405,000)         (710,000)

Income tax expense (benefit)                             --            (122,000)
                                                 ------------      ------------

         Net earnings (loss)                     $ (1,405,000)     $   (588,000)
                                                 ============      ============

         Basic earnings (loss) per share         $       (.14)     $       (.06)
                                                 ============      ============

         Diluted earnings (loss) per share       $       (.14)     $       (.06)
                                                 ============      ============

         Weighted shares outstanding:
              Basic                                10,039,000        10,017,000
              Diluted                              10,039,000        10,017,000
                                                 ============      ============




           See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Operations
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------
Net sales                                        $  3,134,000      $  3,416,000
Cost of sales                                       2,399,000         2,308,000
                                                 ------------      ------------

         Gross profit                                 735,000         1,108,000

Costs and expenses:
      Selling, general and administrative           1,268,000         1,445,000
      Research and development                        180,000           127,000
                                                 ------------      ------------

         Total costs and expenses                   1,448,000         1,572,000
                                                 ------------      ------------

         Operating income (loss)                     (713,000)         (464,000)

      Other income - interest income, net              28,000             8,000
                                                 ------------      ------------

         Earnings (loss) before income taxes         (685,000)         (456,000)

Income tax expense (benefit)                             --             (22,000)
                                                 ------------      ------------

         Net earnings (loss)                     $   (685,000)     $   (434,000)
                                                 ============      ============

         Basic earnings (loss) per share         $       (.07)     $       (.04)
                                                 ============      ============

         Diluted earnings (loss) per share       $       (.07)     $       (.04)
                                                 ============      ============

         Weighted shares outstanding:
              Basic                                10,041,000        10,019,000
              Diluted                              10,041,000        10,019,000
                                                 ============      ============




           See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                   Condensed Statement of Shareholders' Equity
                   For the six months ended September 30, 2000
                                   (Unaudited)


                                        Common Shares             Accumulated
                                     Shares          Amount         Deficit
                                  -----------     -----------     -----------
Balance at
   March 31, 2000                  10,035,000     $13,077,000     $  (870,000)

Common Shares issued in
   lieu of cash for directors
   fees                                 6,000           7,000            --

Net loss                                 --              --        (1,405,000)
                                  -----------     -----------     -----------

Balance at
   September 30, 2000              10,041,000     $13,084,000     $(2,275,000)
                                  ===========     ===========     ===========




           See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Cash Flows
              For the six months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                 Six Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                             2000              1999
                                                          -----------      -----------
Cash flows from operating activities:
   Net earnings (loss)                                     $(1,405,000)     $  (588,000)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                         399,000          398,000
         Compensation expense related to stock issued            7,000           12,000
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable           28,000         (114,000)
           Decrease (increase) in inventories                  939,000        1,289,000
           Decrease (increase) in income taxes
                  refundable                                   175,000          512,000
           Decrease (increase) in prepaid expenses             201,000           22,000
           Decrease (increase) in contracts receivable        (201,000)            --
           Decrease (increase) in other assets                  (4,000)         113,000
           Increase (decrease) in accounts payable             148,000           39,000
           Increase (decrease) in accrued expenses            (135,000)          43,000
                                                           -----------      -----------

                  Net cash provided by
                  operating activities                         152,000        1,726,000

Cash flows from investing activities:
     Capital expenditures                                     (100,000)         (59,000)
                                                           -----------      -----------

                  Net cash used in investing
                  Activities                                  (100,000)         (59,000)
                                                           -----------      -----------

Net increase (decrease) in cash                                 52,000        1,667,000

Cash beginning of  period                                    1,772,000          137,000
                                                           -----------      -----------

Cash end of period                                         $ 1,824,000      $ 1,804,000
                                                           ===========      ===========




           See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                               September 30, 2000
                                   (Unaudited)

1.   Interim Reporting

     Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

     In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found on page 10, 11, 12 and 13 of the March 31, 2000, Annual Report and particularly to Note 1 which includes a summary of significant accounting procedures.

2.   Inventories

     Inventories in 2000, are summarized as follows:


                        September 30     March 31
                         ----------     ----------
     Finished goods      $  881,000      1,783,000
     Work-in-process        975,000        654,000
     Raw materials        2,502,000      2,860,000
                         ----------     ----------
                         $4,358,000      5,297,000
                         ==========     ==========

3.   Earnings Per Common Share

     Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

                                            Three Months Ended                  Six Months Ended
                                               September 30                       September 30
                                      ------------------------------      ------------------------------
                                          2000              1999              2000              1999
                                      ------------      ------------      ------------      ------------
Basic earnings per share:

Numerator-net earnings (loss)         $   (685,000)     $   (434,000)     $ (1,405,000)     $   (588,000)
Denominator-common shares
     outstanding                        10,041,000        10,019,000        10,039,000        10,017,000
                                      ------------      ------------      ------------      ------------
Basic earnings (loss) per share       $       (.07)     $       (.04)     $       (.14)     $       (.06)
                                      ============      ============      ============      ============

Diluted earnings per share:

Numerator-net earnings (loss)         $   (685,000)     $   (434,000)     $ (1,405,000)     $   (588,000)
Denominator:
     Common shares outstanding          10,041,000        10,019,000        10,039,000        10,017,000
     Common stock options                     --                --                --
                                      ------------      ------------      ------------      ------------
                                        10,041,000        10,019,000        10,039,000        10,017,000
                                      ------------      ------------      ------------      ------------
Diluted earnings (loss) per share     $       (.07)     $       (.04)     $       (.14)     $       (.06)
                                      ============      ============      ============      ============

                             CHAD THERAPEUTICS, INC.
                               September 30, 2000
                                   (Unaudited)


3.   Earnings Per Common Share (cont'd)

     Options to purchase 1,178,000 shares of common stock at prices ranging from $.88 to $13.47 per share and 1,041,000 shares of common stock at prices ranging from $1.00 to $13.47 per share were not included in the computation of diluted earnings per share for the three and six months periods ended September 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

4.   Income Taxes

     Income taxes have been provided for at an effective combined Federal and California rate of approximately 17% for the period ended September 30, 1999. The income tax benefit for the six months period ended September 30, 1999, relates primarily to Federal income tax carrybacks. The Company has approximately $2,505,000 in Federal income tax net operating loss carryforwards at September 30, 2000, and deferred tax assets totaling $634,000 against which a valuation allowance has been recorded.

5.   Geographic Information

     The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                           Three Months Ended            Six Months Ended
                              September 30                  September 30
                        -------------------------     -------------------------
                           2000           1999           2000           1999
                        ----------     ----------     ----------     ----------
United States           $2,497,000     $3,096,000     $5,003,000     $6,326,000
Japan                      208,000        151,000        447,000        249,000
All other countries        429,000        169,000        649,000        479,000
                        ----------     ----------     ----------     ----------
                        $3,134,000     $3,416,000     $6,099,000     $7,054,000
                        ==========     ==========     ==========     ==========

      All long-lived assets are located in the United States.

      Sales of OXYMATICR conservers and OXYLITER systems accounted for 41% and 51% of the Company's sales for the six month periods ended September 30, 2000 and 1999, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

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

The TOTAL O2 Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders, has the potential for improving the Company's performance. Introduced in 1998, the acceptance of the TOTAL O2 system by home oxygen dealers has been slowed by several factors discussed below. As a result, the increased sales generated by the TOTAL O2 system has, to date, failed to make up for lower OXYMATIC 301 sales.

In order to address this situation, the Company has implemented a four-part strategy:

o Introduction of the OXYMATIC 401 model with improved features, which should place this oxygen conserver at the forefront of the industry;
o Development of additional oxygen conserver models that will diversify the product line in order to offer customers a range of oxygen conservation choices;
o A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with greater focus on monitoring the performance of component suppliers; and
o Cost cutting to align the Company's operating expenses more closely with its revenue profile.

While the Company believes that these measures should enhance its competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for oxygen conserving devices.

                             CHAD THERAPEUTICS, INC
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

Results of Operations

Sales for the three months ended September 30, 2000 and 1999, decreased $282,000 (8.3%) and $444,000 (11.5%) and decreased $955,000 (13.5%) and $1,003,000
(12.5%) for the six months periods ended September 30, 2000 and 1999, respectively, from the prior year's periods. The decrease in sales relates to price reductions and lower domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below. However, during the three months ended September 30, 2000, unit sales increased 8.9% over the prior year's period largely as a result of the introduction of the new OXYMATIC model 401 conserver.

Sales to foreign distributors represented 18% and 10% of total sales for the six months ended September 30, 2000 and 1999, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months and quarter-to-quarter sales may fluctuate depending on the timing of shipments. In addition, all foreign sales are denominated in US dollars, thus annual unit sales could be affected by foreign currency fluctuations.

The current procedures for reimbursement by Medicare for home oxygen services provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices, such as the Company's products, which can extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. In January of 1998 and 1999, the Federal government implemented reimbursement cuts of 25% and 5%, respectively. These cuts affected homecare providers' purchasing patterns as they struggled to deal with significant reductions in their revenues.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 14%, 21% and 21% of the Company's domestic sales for the six month periods ended September 30, 2000, 1999 and 1998, respectively. Margins on these sales are generally lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. To ensure continued awareness of the benefits of the Company's products by chain headquarters' personnel, a proactive marketing and communication program is in effect with all of the major national chains.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

Results of Operations (cont'd)

As stated above, the Company believes that its revenues during the past two years have been adversely affected by several factors, including pricing and competitive products with features not presently found in the Company's products, continuing industry consolidation and the effects of the cuts in Medicare home oxygen reimbursement on homecare providers' purchasing patterns. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is working on the development of several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food ad Drug Administration in June, 2000, and shipments of the new product began in July, 2000. Management believes the features and improvements in this product may enable the Company to regain some of the market share lost in the conserver market over the past three years. No estimate can currently be made regarding the level of success the Company may achieve with the OXYMATIC 401 conserver. For information, which may affect the forward, looking statements made in this paragraph about the OXYMATIC 401 conserver, see Outlook: Issues and Risks - New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell this product from the Food and Drug Administration. The Company began shipping TOTAL O2 systems in January, 1998, and realized approximately $1,531,000 and $1,342,000 in sales during the six month periods ended September 30, 2000 and 1999, respectively. Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the market size for units is similar to the conserver market and the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimates can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward-looking

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

Results of Operations (cont'd)

statements made in this paragraph about the TOTAL O2 systems, see Outlook:
Issues and Risks - New Products.

Cost of sales as a percent of net sales increased from 67.6% to 76.6% and from 60.7% to 67.6% for the three month periods ended September 30, 2000 and 1999 and increased from 65.6% to 76.6% and from 57.1% to 65.6% for the six month periods ended September 30, 2000 and 1999, respectively. Both periods have been affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced, price competition and the lower gross profit margin on the TOTAL O2 system.

Selling, general and administrative expenditures decreased from $1,445,000 to $1,268,000 and from $2,804,000 to 2,549,000 for the three and six month periods ended September 30, 2000 and 1999, respectively, compared to the respective three and six month periods of the prior year. The Company's recent cost reduction efforts, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company's field sales force of manufacturer's representatives. Research and development expenses increased by $53,000 and $39,000 for the three and six month periods ended September 30, 2000 and 1999, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $700,000 in the fiscal year ended March 31, 2001, on projects to enhance and expand the Company's product line. Interest income increased $32,000 for the six-month period ended September 30, 2000, as compared to the prior year due to the increase in the Company's cash balances in 2000.

At September 30, 2000, the Company had fully utilized its net operating loss carrybacks and had approximately $2,505,000 and $1,262,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income.

Financial Condition

At September 30, 2000, the Company had cash totaling $1,824,000 or 15% of total assets, as compared to $1,772,000 (13%) at March 31, 2000. Net working capital decreased from $8,389,000 at March 31, 2000 to $7,085,000 at September 30, 2000.
Accounts receivable decreased $28,000 during the period ended September 30, 2000, due to the decline in sales. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $939,000. This decrease relates primarily

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

Financial Condition (cont'd)

to utilization of raw materials purchased in the prior year for the manufacture of the TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally at or above safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company's cash requirements for the next twelve months. The Company expects capital expenditures during the next twelve months to be approximately $150,000.

The Company has not adopted any programs, which provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

Outlook:  Issues & Risks

This quarterly report contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which may cause actual operating results to differ materially from currently, anticipated results. Among the factors that could cause actual results to differ materially are the following:

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company's future performance is thus dependent upon developments affecting this segment of the health care market and the Company's ability to remain competitive within this market sector.

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System, the OXYMATIC 401 conserver and other new products which are under development. The success of these new products will depend upon the health care community's perception of such product's capabilities, clinical efficacy and benefit to patients and obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

New Products (cont'd)

achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System, the OXYMATIC 401 conserver and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains accounted for 14% of the Company's domestic sales during the period ended September 30, 2000. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

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

                               September 30, 2000

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress and various state legislatures. Because of the uncertain state of health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation, which has reduced Medicare spending. It cannot yet be predicted how future changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company's business.

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

Product Liability

The nature of the Company's business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains product liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company's results of operations and financial position.

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

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                               September 30, 2000

Availability of Third Party Component Products (cont'd)

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

Additional Risk Factors

Additional factors, which might affect the Company's performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHAD THERAPEUTICS, INC.
                                          --------------------------------------
                                                (Registrant)



Date  11/06/00                            /S/ Thomas E. Jones
    ---------------                       --------------------------------------
                                          Thomas E. Jones
                                          Chief Executive Officer



Date  11/06/00                            /S/ Earl L. Yager
    --------------                        --------------------------------------
                                          Earl L. Yager
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary