Form 10-Q
period 2000-12-31
CHAD THERAPEUTICS INC
filed 2001-02-12
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  December 31, 2000

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


-------------------------------------------------------------------------------
                                (Former Address)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Shares                       10,044,936

                             CHAD THERAPEUTICS, INC.
                            Condensed Balance Sheets
                      December 31, 2000 and March 31, 2000
                                   (Unaudited)


                                     ASSETS
                                     ------

                                                December 31,       March 31,
                                                   2000              2000
                                                ------------     ------------
Current Assets:
   Cash                                         $ 1,355,000      $ 1,772,000
   Accounts receivable, less allowance for
      doubtful accounts of $127,000 at
      December 31, 2000 and $96,000 at
      March 31, 2000                              2,044,000        2,003,000
   Inventories (Note 2)                           4,078,000        5,297,000
   Income taxes refundable                               --          175,000
   Prepaid expenses                                 330,000          518,000
                                                -----------      -----------
         Total current assets                     7,807,000        9,765,000

Property and equipment, at cost                   5,457,000        5,332,000
      Less accumulated depreciation               3,328,000        2,731,000
                                                -----------      -----------
         Net property and equipment               2,129,000        2,601,000
                                                -----------      -----------
Contracts receivable - long term portion            220,000               --
Other assets, net                                 1,200,000        1,217,000
                                                -----------      -----------
         Total assets                           $11,356,000      $13,583,000
                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable                             $   401,000      $   314,000
   Accrued expenses                                 998,000        1,062,000
                                                -----------      -----------

         Total current liabilities                1,399,000        1,376,000
                                                -----------      -----------

Shareholders' equity:
   Common shares, $.01 par value, authorized
     40,000,000 shares; 10,045,000 and
     10,035,000 shares issued and outstanding    13,088,000       13,077,000
   Accumulated deficit                           (3,131,000)        (870,000)
                                                -----------      -----------

         Total shareholders' equity               9,957,000       12,207,000
                                                -----------      -----------

         Total liabilities and shareholders'
          equity                                $11,356,000      $13,583,000
                                                ===========      ===========

See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Operations
              For the nine months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                          Nine Months Ended
                                                             December 31
                                                             -----------
                                                      2000                1999
                                                      ----                ----
Net sales                                         $  8,856,000       $ 10,013,000
Cost of sales                                        6,881,000          6,669,000
                                                  ------------       ------------
         Gross profit                                1,975,000          3,344,000

Costs and expenses:
      Selling, general and administrative            3,817,000          4,166,000
      Research and development                         486,000            380,000
                                                  ------------       ------------
         Total costs and expenses                    4,303,000          4,546,000
                                                  ------------       ------------
         Operating income (loss)                    (2,328,000)        (1,202,000)

      Other income - interest income, net               67,000             24,000
                                                  ------------       ------------
         Earnings (loss) before income taxes        (2,261,000)        (1,178,000)

Income tax expense                                        --               93,000
                                                  ------------       ------------
         Net earnings (loss)                      $ (2,261,000)      $ (1,271,000)
                                                  ============       ============
         Basic earnings (loss) per share          $       (.23)      $       (.13)
                                                  ============       ============
         Diluted earnings (loss) per share        $       (.23)      $       (.13)
                                                  ============       ============
         Weighted shares outstanding:
              Basic                                 10,041,000         10,021,000
              Diluted                               10,041,000         10,021,000
                                                  ============       ============









See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Operations
              For the three months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                         Three Months Ended
                                                             December 31
                                                             -----------
                                                       2000               1999
                                                       ----               ----
Net sales                                         $  2,757,000       $  2,959,000
Cost of sales                                        2,208,000          2,044,000
                                                  ------------       ------------
         Gross profit                                  549,000            915,000

Costs and expenses:
      Selling, general and administrative            1,268,000          1,302,000
      Research and development                         165,000             98,000
                                                  ------------       ------------
         Total costs and expenses                    1,433,000          1,400,000
                                                  ------------       ------------
         Operating income (loss)                      (884,000)          (485,000)

      Other income - interest income, net               28,000             17,000
                                                  ------------       ------------
         Earnings (loss) before income taxes          (856,000)          (468,000)

Income tax expense                                        --              215,000
                                                  ------------       ------------
         Net earnings (loss)                      $   (856,000)      $   (683,000)
                                                  ============       ============
         Basic earnings (loss) per share          $       (.09)      $       (.07)
                                                  ============       ============
         Diluted earnings (loss) per share        $       (.09)      $       (.07)
                                                  ============       ============
         Weighted shares outstanding:
              Basic                                 10,044,000         10,027,000
              Diluted                               10,044,000         10,027,000
                                                  ============       ============





See accompanying notes to condensed financial statements.

                            CHAD THERAPEUTICS, INC.
                  Condensed Statement of Shareholders' Equity
                  For the nine months ended December 31, 2000
                                  (Unaudited)

                                           Common Shares              Accumulated
                                      Shares          Amount            Deficit
                                    ----------      -----------      ------------
Balance at
   March 31, 2000                   10,035,000      $13,077,000      $  (870,000)

Common Shares issued in
   lieu of cash for directors
   fees                                 10,000           11,000               --

Net loss                                    --               --       (2,261,000)
                                    ----------      -----------      -----------
Balance at
   December 31, 2000                10,045,000      $13,088,000      $(3,131,000)
                                    ==========      ===========      ===========



























See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Cash Flows
              For the nine months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                       December 31
                                                                       -----------
                                                                2000               1999
                                                                ----               ----
Cash flows from operating activities:
   Net earnings (loss)                                       $(2,261,000)      $(1,271,000)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization of property and
            equipment                                            597,000           597,000
         Amortization of intangibles                              71,000            69,000
         Compensation expense related to stock issued             11,000            19,000
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable            (41,000)           49,000
           Decrease (increase) in inventories                  1,219,000         1,658,000
           Decrease (increase) in income taxes
                  refundable                                     175,000           512,000
           Decrease (increase) in prepaid expenses               188,000          (108,000)
           Decrease (increase) in deferred income taxes               --           215,000
           Decrease (increase) in contracts receivable          (220,000)               --
           Decrease (increase) in other assets                   (54,000)           48,000
           Increase (decrease) in accounts payable                87,000            10,000
           Increase (decrease) in accrued expenses               (64,000)           65,000
                                                             -----------       -----------
                  Net cash provided by (used in)
                  operating activities                          (292,000)        1,863,000

Cash flows from investing activities:

     Capital expenditures                                       (125,000)          (70,000)
                                                             -----------       -----------
                  Net cash used in investing
                  Activities                                    (125,000)          (70,000)
                                                             -----------       -----------
Net increase (decrease) in cash                                 (417,000)        1,793,000

Cash beginning of period                                       1,772,000           137,000
                                                             -----------       -----------
Cash end of period                                           $ 1,355,000       $ 1,930,000
                                                             ===========       ===========





See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                                December 31, 2000
                                -----------------
                                   (Unaudited)

1.   Interim Reporting

     Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

     In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, to a fair statement of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2000, Annual Report and particularly to Note 1 which includes a summary of significant accounting procedures.

2.   Inventories

     Inventories in 2000, are summarized as follows:

                     December 31       March 31
                     -----------       --------
Finished goods       $  890,000       1,783,000
Work-in-process         719,000         654,000
Raw materials         2,469,000       2,860,000
                     ----------      ----------
                     $4,078,000       5,297,000
                     ==========      ==========

3.   Earnings (Loss) Per Common Share

     Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common shares:

                                              Three Months Ended                  Nine Months Ended
                                                  December 31                        December 31
                                            2000              1999              2000               1999
                                            ----              ----              ----               ----
     Basic earnings (loss) per share:

     Numerator-net earnings (loss)       $ (856,000)      $   (683,000)      $(2,261,000)      $ (1,271,000)
     Denominator-weighted average
       common shares outstanding          10,044,000        10,027,000        10,041,000         10,021,000
                                         -----------      ------------       -----------       ------------
     Basic earnings (loss) per share     $      (.09)     $       (.07)      $      (.23)      $       (.13)
                                         ===========      ============       ===========       ============

                             CHAD THERAPEUTICS, INC.
                                December 31, 2000
                                -----------------
                                   (Unaudited)

3.   Earnings (Loss) Per Common Share (cont'd)

Diluted earnings (loss) per share:

Numerator-net earnings (loss)          $   (856,000)      $   (683,000)      $ (2,261,000)      $ (1,271,000)
Denominator:
     Weighted average common
        shares outstanding               10,044,000         10,027,000         10,041,000         10,021,000
     Dilutive effect of common
        stock options                            --                 --                 --                 --
                                       ------------       ------------       ------------       ------------
                                         10,044,000         10,027,000         10,041,000         10,021,000
                                       ------------       ------------       ------------       ------------
Diluted earnings (loss) per share      $       (.09)      $       (.07)      $       (.23)      $       (.13)
                                       ============       ============       ============       ============


     Options to purchase 1,178,000 shares of common stock at prices ranging from $.88 to $13.47 per share and 1,141,000 shares of common stock at prices ranging from $1.00 to $13.47 per share were not included in the computation of diluted earnings (loss) per share for the three and nine months periods ended December 31, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

4.   Income Taxes

     Income taxes have been provided for at an effective combined Federal and California rate of approximately 8% for the period ended December 31, 1999. The income tax expense for the nine months period ended December 31, 1999, relates primarily to Federal income tax carrybacks. No tax benefit has been recognized in 2001 as management has determined that it is not more likely than not that net operating loss carryforwards will be realized.

5.   Geographic Information

     The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                                            Three Months Ended                 Nine Months Ended
                                                December 31                       December 31
                                           2000             1999             2000             1999
                                           ----             ----             ----             ----
 United States                         $ 2,385,000      $ 2,694,000      $ 7,388,000      $ 9,020,000
 Germany                                   162,000            2,000          429,000           41,000
 Japan                                     112,000          113,000          559,000          362,000
 All other countries                        98,000          150,000          480,000          590,000
                                       -----------      -----------      -----------      -----------
                                       $ 2,757,000      $ 2,959,000      $ 8,856,000      $10,013,000
                                       ===========      ===========      ===========      ===========


All long-lived assets are located in the United States

Sales of OXYMATIC(R) conservers and OXYLITE(R) systems accounted for 41% and 49% of the Company's sales for the nine-month periods ended December 31, 2000 and 1999, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

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

In order to address this situation, the Company has implemented a four-part strategy:

- Introduction of the OXYMATIC 401 model with improved features, which should place this oxygen conserver at the forefront of the industry;

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

                             CHAD THERAPEUTICS, INC
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

Results of Operations

Sales for the three months ended December 31, 2000 and 1999, decreased $202,000 (6.8%) and $24,000 (0.8%) and decreased $1,157,000 (11.6%) and $1,027,000 (9.3%)
for the nine months periods ended December 31, 2000 and 1999, respectively, from the prior year's periods. The decrease in sales relates primarily to price reductions and lower domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which are being affected by the current marketing environment for home oxygen therapy discussed below. However, during the three months ended December 31, 2000, unit sales increased 24.4% over the prior year's period largely as a result of the introduction of the new OXYMATIC model 401 conserver.

Sales to foreign distributors represented 17% and 10% of total sales for the nine months ended December 31, 2000 and 1999, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months and quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.

The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices, such as the Company's products, which can extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. In January of 1998 and 1999, the Federal government implemented reimbursement cuts of 25% and 5%, respectively. These cuts affected homecare providers' purchasing patterns as they struggled to deal with significant reductions in their revenues.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 16%, 20% and 21% of the Company's domestic sales for the nine month periods ended December 31, 2000, 1999 and 1998, respectively. Margins on these sales are generally lower due to quantity pricing. In some instances consolidation has resulted in reduced purchases as the former independent provider complies with the chain's purchasing policies. To ensure continued awareness of the benefits of the Company's products by chain headquarters' personnel, a proactive marketing and communication program is in effect with all of the major national chains.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

Results of Operations (cont'd)

As stated above, the Company believes that its revenues during the past two years have been adversely affected by several factors, including pricing and competitive products with features not found in the Company's products prior to the introduction of the OM-400 series conservers discussed below, continuing industry consolidation and the effects of the cuts in Medicare home oxygen reimbursement on homecare providers' purchasing patterns. The effects of managed care and concerns over the severity of reimbursement cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to adversely affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is working on the development of several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver was cleared in December 2000, and shipments began in January, 2001. Management believes the features and improvements in these products may enable the Company to regain some of the market share lost in the conserver market over the past three years. No estimate can currently be made regarding the level of success the Company may achieve with the OXYMATIC 401 and 411 conservers. For information, which may affect the forward, looking statements made in this paragraph about the OXYMATIC 401 and 411 conservers, see Outlook: Issues and Risks - New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November, 1997, to sell this product from the Food and Drug Administration. The Company began shipping TOTAL O2 systems in January, 1998, and realized approximately $2,318,000 and $1,988,000 in sales during the nine-month periods ended December 31, 2000 and 1999, respectively. Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the market size for units is similar to the conserver market and the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimates

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

Results of Operations (cont'd)

can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks - New Products.

Cost of sales as a percent of net sales increased from 69.1% to 80.1% and decreased from 87.4% to 69.1% for the three month periods ended December 31, 2000 and 1999, respectively, and increased from 66.6% to 77.7% and from 65.3% to 66.6% for the nine month periods ended December 31, 2000 and 1999, respectively. Both periods have been affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced, price competition and the lower gross profit margin on the TOTAL O2 system.

Selling, general and administrative expenditures decreased from $1,302,000 to $1,268,000 and from $4,166,000 to 3,817,000 for the three and nine month periods ended December 31, 2000 and 1999, respectively, compared to the respective three and nine month periods of the prior year. The Company's recent cost reduction efforts, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company's field sales force of manufacturer's representatives. Research and development expenses increased by $67,000 and $106,000 for the three and nine month periods ended December 31, 2000 and 1999, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $700,000 in the fiscal year ended March 31, 2001, on projects to enhance and expand the Company's product line. Interest income increased $43,000 for the nine-month period ended December 31, 2000, as compared to the prior year due to the increase in the Company's cash balances in 2000.

At December 31, 2000, the Company had fully utilized its net operating loss carrybacks and had approximately $3,360,000 and $1,690,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income.

Financial Condition

At December 31, 2000, the Company had cash totaling $1,355,000 or 12% of total assets, as compared to $1,772,000 (13% of total assets) at March 31, 2000. Net working capital decreased from $8,389,000 at March 31, 2000 to $6,408,000 at December 31, 2000.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

Financial Condition (cont'd)

Accounts receivable increased $41,000 during the period ended December 31, 2000, due to the increase in foreign sales. Future increases or decreases in account receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $1,219,000. This decrease relates primarily to utilization of raw materials purchased in the prior year for the manufacture of the TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally at or above safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company's cash requirements for the next twelve months given the recent recovery of market share for oxygen conservers. If operations do not continue to improve, the Company may need to seek other sources of working capital. The Company expects capital expenditures during the next twelve months to be approximately $150,000.

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

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System, the OXYMATIC 401 and 411 conservers and other new products which are under development. The success of these new products will depend upon the health care community's perception of such products capabilities, clinical efficacy and benefit to patients and obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System, the OXYMATIC 401 and 411 conservers and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains accounted for 16% of the Company's domestic sales during the nine-month period ended December 31, 2000. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

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

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company's products may become obsolete as a result of new developments. The Company's ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

Rapid Technological Change (cont'd)

contracted with outside parties to develop new products. Some of the Company's competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

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

Patents and Trademarks

The Company pursues a policy of protecting its intellectual property rights including, obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company's products infringe the patent rights of others could have an adverse impact upon the Company's business.

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

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                December 31, 2000
                                -----------------

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views of applying generally accepted accounting principles to revenue recognition in financial statements. At this time, we do not expect the adoption of SAB 101 to have a material effect on our operations or financial position. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

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

                                           CHAD THERAPEUTICS, INC.
                                           ------------------------
                                           (Registrant)



Date 2/09/01                               /s/ Thomas E. Jones
    --------                               ------------------------------------
                                           Thomas E. Jones
                                           Chief Executive Officer

Date 2/09/01                               /s/ Earl L. Yager
    --------                               ------------------------------------
                                           Earl L. Yager
                                           Chief Operating Officer,
                                           Chief Financial Officer and
                                           Secretary