Form 10-K
period 2001-03-31
CHAD THERAPEUTICS INC
filed 2001-06-22
CIK 713492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 31, 2001

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

       Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 12, 2001 (based on the closing price of such stock on the American Stock Exchange on such date) was $22,114,000.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 12, 2001:

       Common Shares                                        10,052,000

       Portions of the Registrant's definitive Proxy Statement for its September 12, 2001, Shareholders' meeting ("Proxy Statement") (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 2001 ("Annual Report") are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

Pulmonary Disease and Oxygen Therapy

       The Company was organized to pursue the development and marketing of devices, which improve the efficiency of systems used to administer oxygen to patients requiring supplemental oxygen. These are primarily patients suffering from chronic obstructive pulmonary diseases.

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

       Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at over $2 billion for 1996. Medicare, which accounts for about 60% of home oxygen dealers' revenues, expected to spend almost $1.5 billion in 1996 for home oxygen as compared to $1.4 billion in 1995 according to officials of the Congressional Budget Office. Market revenues for home oxygen grew at 8-10% per year during the five year period ending in 1995 and, based on a 1999 Frost and Sullivan market survey, are currently growing at an average rate of 5% per year. This is due to the increasing number of COPD patients as well as the move to home care and out of hospitals. Growth in the number of home oxygen patients is projected by the Congressional Budget Office to continue at a rate of approximately 8% per year through 2002.

       Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations and the Far East where the incidence is higher than in the United States. The potential international market for home oxygen is expected to grow to 150% of the U.S. market over the next five to ten years.

       The primary oxygen supply for home patients is provided from cylinders containing compressed gaseous oxygen (less than 1% of users), reservoirs containing liquid oxygen (10-15%) or by means of concentrators which concentrate oxygen from the ambient air (85-90%).

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

       In June, 1989, the home oxygen market changed. A new procedure for payment by Medicare for home oxygen services became effective. This procedure provides a prospective flat fee monthly payment based solely on the patient's prescribed oxygen requirement and disregards modality, the type of system in use. Prior to that time, dealers were reimbursed on the basis of total oxygen delivered by the dealer with variances based on the modality used and other variables. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers. There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.

       In January, 1998, the monthly amount that Medicare reimburses for home oxygen was reduced by 25% and an additional 5% reduction was implemented in January, 1999. While the long term impact of this reduction may be to cause home care dealers to seek products that provide even greater cost saving efficiencies, the concerns over the size of these cuts has, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen.

       While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, leading authorities now state that maintenance and improvement of the patient's quality of life should be a major objective in the treatment of COPD. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.

CHAD's Products

       Recognizing the need for more efficient oxygen delivery systems, the Company has pursued, since its inception, the development and marketing of devices that are designed to conserve oxygen. The benefits of such improvements include substantial cost savings and increased mobility for ambulatory patients who require portable oxygen supplies. These devices extend the life of oxygen supplies, make possible more compact and longer lasting portable systems and thereby improve the quality of life for home oxygen patients.

       OXYMIZER(R) and OXYMIZER Pendant Oxygen-Conserving Devices. In June, 1983, the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to 4 to 1 savings of oxygen when used with any oxygen supply source.

       The OXYMIZER device contains a collapsible reservoir, which captures incoming oxygen delivered during expiration and prevents its waste. The oxygen captured in this reservoir is then inhaled by the patient during the first instant of his next inspiration. The OXYMIZER device thus both conserves oxygen and provides the patient with an extra rich supply of oxygen at the beginning of the inhalation period when it can be most effectively utilized.

       Extensive clinical testing and trials over the past eighteen years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide that have confirmed the efficacy and oxygen savings of the OXYMIZER devices.

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

       The Company is pursuing a marketing strategy that emphasizes the cost savings, efficiencies and level of patient comfort associated with the use of the OXYMIZER devices. See "Marketing" and "Competition".

       The OXYMIZER Pendant device is similar to the OXYMIZER device, except that its reservoir is located in a "pendant" which hangs over the patient's chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August, 1984.

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

       In July, 2000, the Company introduced the first of the OXYMATIC 400 series of conservers. Additional models were added to this line in January and March of 2001. This new line of conservers was designed to capitalize on the proven reliability and efficiency of the Company's previous models. In addition, features and options were added to create state-of-the-art conservers that would give homecare providers a wide choice of products to service their patient's individual needs and preferences. These new conservers include a built-in regulator, expanded flow rates and provide an average savings of 5 to 1 over continuous flow oxygen.

       Sales of OXYMATIC conservers and the OXYLITE systems discussed below accounted for approximately 42% of the Company's sales in 2001.

       OXYLITE(R) Complete Portable Oxygen System. The Company also markets eight OXYLITE complete portable oxygen systems, each of which is available with either the OXYMATIC Model 301 conserver or the OXYMATIC - 2400 conserver. These systems combine the OXYMATIC conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

       The OXYMATIC 301 and 2400 conservers extend the time the contents of the cylinders will last by an average of seven times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply.

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

       TOTAL O(2)(R) Delivery System. In January, 1998, the Company began marketing the TOTAL O(2) Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the 25% and 5% cuts in home oxygen reimbursement that went into effect on January 1, 1998 and 1999,respectively, by allowing them to reduce the monthly cost of servicing patients while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

       Initial sales of the TOTAL O(2) system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and supplier issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for this product is significant as the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O(2) system. See Outlook: Issues & Risks - New Product in the Company's Annual Report to Shareholders.

       The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O(2) system. See "Licensing and Related Agreements".

       Other Products. The Company also offers a variety of ancillary products that support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches. In addition, with a field sales force of manufacturer's representatives covering the entire United States (see "Marketing") the Company will utilize this team as part of a strategy to market and sell additional products that are targeted for the Company's current customer base, the homecare provider. The Company began marketing and selling the first of these in December of 2000 and as other opportunities arise additional products may be added to this portfolio.

Products Under Development

       It is the Company's objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. The first product developed from the project was the TOTAL O(2) system. During the fiscal year ended March 31, 2000, the Company entered into contracts with outside vendors to develop two new products in the oxygen conserver field. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

       For the year ended March 31, 2001, the Company expended approximately $658,000 on research and development and has expended approximately $4,519,000 since its inception in August, 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $830,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

       Each Inventors License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent is issued, for 17 years. The Inventors may terminate the Inventors License Agreements at an earlier date if the Company is in arrears for 60 days on any royalty payment or if the Company defaults in performing any other term of the agreement and fails to cure such default within 60 days.

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

       Production of the OXYMATIC Model 301, 2400 and 400 series conservers is being handled internally with only a portion of electronic assembly being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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

       A large portion of home oxygen patients are covered by Medicare or other government programs. Since June 1989, home oxygen suppliers have been reimbursed on a fixed monthly fee basis by Medicare. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company's oxygen conserving products and TOTAL O(2) Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

       While the home respiratory care dealer remains the primary focus of the Company's marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs target respiratory care physicians, nurses and therapists.

       The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Director of Sales & Marketing, two regional sales managers, an art and media manager, a marketing coordinator, a Customer Relations Manager and five in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of independent manufacturer's sales representatives to handle direct selling to customers. This field sales force is currently comprised of 36 individuals with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

       Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in institutional settings. As the trend develops to move patients into home care, opportunities for the Company's products should increase. Sales of the OXYMATIC conserver in Canada and Japan have become an important part of the Company's business. During 2000 the Company added an Asia/Pacific manufacturer representative to support distributors in this region. Based on industry market research projections, the Company expects the international market to increase to 150% of the U.S. potential over the next five to ten years.

       The Company has entered into exclusive distributorship agreements in Germany, Canada, Japan, Australia and several other countries. The Company's largest distributor in Germany covers portions of the European Community. The Company also has non-exclusive distributors in many other countries.

       Sales outside of the United States subjects the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations and governmental restrictions and regulations.

Customers, Backlog and Orders

       The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 30% are represented by three major national chain accounts. No one customer exceeded 10% of net sales in 2001, 2000 and 1999.

                  Financial Information Relating to Foreign and
                      Domestic Operations and Export Sales

                                 2001            2000            1999
                               -------          ------          ------
Sales (thousands):
  United States                $10,126          11,508          12,350
  Germany                          751              40             642
  All other countries            1,281           1,226           1,072
                               -------          ------          ------
  Total                        $12,158          12,774          14,064
                               =======          ======          ======

       All identifiable assets are located in the United States.

       At March 31, 2001, the Company had no backlog of orders for any of its products. The Company presently intends to maintain a large enough inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

Competition

       The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market - liquid oxygen usage. Several companies, including Invacare, Mallinkrodt (Nellcor/Puritan Bennett) and Sunrise/De Vilbiss, market small (3.4 to 5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. These units are more expensive than OXYLITE systems and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

       Several of these competitors are now marketing combinations of conservers, regulators and small cylinders in direct competition with the Company's OXYLITE systems. Many of these products utilize conservers that provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as similar OXYLITE systems provide only 1/3 or 1/2 of the ambulation time provided by OXYLITE systems. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company's products. In addition, some of these competitors have introduced conservers with features not found in the Company's products prior to the introduction of the OXYMATIC 400 series conservers. While the reliability and superior conservation of the OXYMATIC conservers partially offset these advantages, some of these companies have attained market share at the Company's expense. The Company does not know the level of sales achieved by these companies.

       There are several other types of portable oxygen systems which compete with the Company's OXYLITE systems but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limits their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three feet high, weighs over 20 lbs., and provides an average patient with less than 5 hours of oxygen. These systems are enjoying some level of success due to their lower unit price advantage. The OXYMATIC conservers allow the use of smaller, lighter cylinders and thus provides greater mobility.

       Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 7.3 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient's home. Although many oxygen suppliers continue to use and re-use existing inventories of liquid oxygen equipment to service ambulatory patients, purchases of new liquid oxygen equipment by home care dealers is decreasing.

       The Company is aware of one combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O(2) system by Invacare. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O(2) system. The Company does not know the level of sales achieved by the company marketing this system.

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

       In the United States, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of its claims therein. The validity and enforceability of a patent can be attacked by litigation after its issuance by the U.S. Patent and Trademark Office. If the outcome of such litigation is adverse to the owner of the patent in that the patent is held to be invalid, other parties may then use the invention covered by the patent. Accordingly, there can be no assurance that patents with respect to the Company's products, if issued, will afford protection against competitors with similar products, nor can there be any assurance that the patents will not be infringed upon or designed around by others. Moreover, no assurance can be given that the Company's products will not infringe on the intellectual property rights claimed by others.

       The Company has obtained U.S. registration for the trademarks "OXYMIZER", "OXYMATIC", "CHAD", "OXYCOIL" and "TOTAL O(2)". A series of foreign applications to register the trademark "OXYMIZER" in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

       The commercialization of the OXYMIZER, OXYMATIC and TOTAL O(2) devices is subject to the Federal Food, Drug and Cosmetic Act (the "Food and Drug Act") and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes that may apply to the manufacture and marketing of the Company's products. The Medical Device Amendments of 1976 to the Food and Drug Act (the "Amendments") and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.

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

Employees

       As of June 12, 2001, CHAD had 91 full-time employees and 1 part-time employee. Sixty-two of the Company's employees are engaged in manufacturing and the remainder are engaged in marketing, sales, administration and management. None of the Company's employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2. Properties.

       The Company's offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $28,662 pursuant to a lease expiring in June, 2003. Management believes this facility should adequately handle the Company's needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

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

Item 7a. Quantitative and Qualitative Disclosures about Risk.

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

Item 13. Certain Relationships and Related Transactions.

       None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) (1) Financial Statements.

              Included in Part II of this Report:

                     Independent Auditors' Report

                     Balance Sheets -- March 31, 2001 and 2000

                     Statements of Operations -- Years ended March 31, 2001, 2000 and 1999.

                     Statements of Shareholders' Equity -- Years ended March 31, 2001, 2000 and 1999.

                     Statements of Cash Flows -- Years ended March 31, 2001, 2000 and 1999.

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

              13.1 Annual Report to Shareholders for the year ended March 31, 2001.

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

              28.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

              28.5 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

              28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

              28.7 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device*******

              28.9 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class 2 device

              28.10 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class 2 devices

       (b)    Reports on Form 8-K - None filed.

       (c)    Index to Exhibits.

       (d)    Financial Statement Schedules - None

----------

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 20th day of June, 2001.

                                   CHAD THERAPEUTICS, INC.


                                   By /s/ Thomas E. Jones
                                      ------------------------------------------
                                      Thomas E. Jones, Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                       Title                                      Date
/s/ Thomas E. Jones                Chief Executive Officer, President and                  June 20, 2001
--------------------------------   Director (Principal Executive Officer)
Thomas E. Jones


/s/ Earl L. Yager                  Chief Operating Officer, Chief Financial                June 20, 2001
--------------------------------   Officer and Secretary and Director
Earl L. Yager                      (Principal Financial and Accounting Officer)


/s/ David L. Cutter                Director                                                June 20, 2001
--------------------------------
David L. Cutter


/s/ John C. Boyd                   Director                                                June 20, 2001
--------------------------------
John C. Boyd


/s/ Norman Cooper                  Director                                                June 20, 2001
--------------------------------
Norman Cooper


/s/ Philip Wolfstein               Director                                                June 20, 2001
--------------------------------
Philip Wolfstein


/s/ James M. Brophy                Director                                                June 20, 2001
--------------------------------
James M. Brophy

                                  Exhibit Index


                                      Exhibit Index                                    Sequentially
Exhibit No.                             Document                                       Numbered Page
-----------                           -------------                                    -------------
  13.1         Annual Report to Shareholders for the year ended March 31, 2001

  23.1         Consent of Independent Accountants

  28.9 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class 2 device

  28.10 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class 2 devices