Form 10-Q
period 2001-06-30
CHAD THERAPEUTICS INC
filed 2001-07-25
CIK 713492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended:  June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Common Shares                             10,052,000

                             CHAD THERAPEUTICS, INC.
                            Condensed Balance Sheets
                        June 30, 2001 and March 31, 2001
                                   (Unaudited)


                                     ASSETS
                                                                                June 30,                  March 31,
                                                                                 2001                       2001
                                                                             ------------               ------------
Current Assets:
   Cash                                                                      $  1,623,000               $  1,059,000
   Accounts receivable, less allowance for
      doubtful accounts of $153,000 at
      June 30, 2001 and $33,000 at
      March 31, 2001                                                            3,211,000                  2,352,000
   Inventories (Note 2)                                                         2,988,000                  3,415,000
   Prepaid expenses                                                               564,000                    598,000
                                                                             ------------               ------------

         Total current assets                                                   8,386,000                  7,424,000

Property and equipment, at cost                                                 5,652,000                  5,576,000
      Less accumulated depreciation                                             3,738,000                  3,534,000
                                                                             ------------               ------------

         Net property and equipment                                             1,914,000                  2,042,000
                                                                             ------------               ------------

Other assets, net                                                               1,266,000                  1,322,000
                                                                             ------------               ------------

         Total assets                                                        $ 11,566,000               $ 10,788,000
                                                                             ============               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  1,058,000               $    465,000
   Accrued expenses                                                             1,284,000                  1,109,000
   Income taxes payable                                                              --                        3,000
                                                                             ------------               ------------

         Total current liabilities                                              2,342,000                  1,577,000
                                                                             ------------               ------------

Shareholders' equity:
   Common shares, $.01 par value, authorized
     40,000,000 shares; 10,052,000 and 10,052,000
     shares issued and outstanding                                             13,092,000                 13,092,000
   Accumulated deficit                                                         (3,868,000)                (3,881,000)
                                                                             ------------               ------------

         Total shareholders' equity                                             9,224,000                  9,211,000
                                                                             ------------               ------------

         Total liabilities and shareholders' equity                          $ 11,566,000               $ 10,788,000
                                                                             ============               ============


See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Operations
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                         Three Months Ended
                                                             June 30
                                                  ------------------------------
                                                     2001                2000
                                                  ------------      ------------
Net sales                                         $  4,847,000      $  2,965,000
Cost of sales                                        3,121,000         2,274,000
                                                  ------------      ------------

         Gross profit                                1,726,000           691,000

Costs and expenses:
      Selling, general and administrative            1,521,000         1,281,000
      Research and development                         205,000           141,000
                                                  ------------      ------------

         Total costs and expenses                    1,726,000         1,422,000
                                                  ------------      ------------

         Operating income (loss)                          --            (731,000)

      Other income - interest income, net               14,000            11,000
                                                  ------------      ------------

         Earnings (loss) before income taxes            14,000          (720,000)

Income tax expense                                       1,000              --
                                                  ------------      ------------

         Net earnings (loss)                      $     13,000      $   (720,000)
                                                  ============      ============

         Basic earnings (loss) per share          $        .00      $       (.07)
                                                  ============      ============

         Diluted earnings (loss) per share        $        .00      $       (.07)
                                                  ============      ============

         Weighted shares outstanding:
              Basic                                 10,052,000        10,038,000
              Diluted                               10,270,000        10,038,000
                                                  ============      ============



See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                   Condensed Statement of Shareholders' Equity
                    For the three months ended June 30, 2001
                                   (Unaudited)


                                       Common Shares             Accumulated
                                  Shares           Amount          Deficit
                               -----------      -----------      -----------

Balance at March 31, 2001       10,052,000      $13,092,000      $(3,881,000)


Net earnings                            --               --           13,000
                               -----------      -----------      -----------

Balance at June 30, 2001        10,052,000      $13,092,000      $(3,868,000)
                               ===========      ===========      ===========






See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                       Condensed Statements of Cash Flows
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         June 30
                                                               -----------------------------
                                                                   2001               2000
                                                               -----------       -----------
Cash flows from operating activities:
   Net earnings (loss)                                         $    13,000       $  (720,000)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
         Depreciation and amortization of property and
            equipment                                              204,000           170,000
         Amortization of intangibles                                30,000            24,000
         Compensation expense related to stock issued                 --               4,000
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable             (859,000)           22,000
           Decrease (increase) in inventories                      427,000           240,000
           Decrease (increase) in prepaid expenses                  34,000           226,000
           Decrease (increase) in other assets                      26,000           (30,000)
           Increase (decrease) in accounts payable                 593,000           152,000
           Increase (decrease) in accrued expenses                 175,000            (2,000)
              Increase (decrease) in income taxes payable           (3,000)             --
                                                               -----------       -----------
                  Net cash provided by (used in)
                  operating activities                             640,000            86,000

Cash flows from investing activities:
     Capital expenditures                                          (76,000)          (79,000)
                                                               -----------       -----------

                  Net cash used in investing
                  Activities                                       (76,000)          (79,000)
                                                               -----------       -----------

Net increase (decrease) in cash                                    564,000             7,000

Cash beginning of  period                                        1,059,000         1,772,000
                                                               -----------       -----------

Cash end of period                                             $ 1,623,000       $ 1,779,000
                                                               ===========       ===========






See accompanying notes to condensed financial statements.

                             CHAD THERAPEUTICS, INC.
                                  June 30, 2001
                                   (Unaudited)

1.   Interim Reporting

     Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

     In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2001, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.   Inventories

     Inventories in 2001, are summarized as follows:


                                June 30         March 31
                               ----------      ----------
          Finished goods       $  575,000         930,000
          Work-in-process         654,000         594,000
          Raw materials         1,759,000       1,891,000
                               ----------      ----------
                               $2,988,000       3,415,000
                               ==========      ==========


3.   Earnings (Loss) Per Common Share

     Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common shares:


                                                       Three Months Ended
                                                             June 30
                                                     2001               2000
                                                  ------------      ------------

          Basic earnings (loss) per share:

          Numerator-net earnings (loss)           $     13,000      $   (720,000)
            Denominator-weighted average
                 common shares outstanding          10,052,000        10,038,000
                                                  ------------      ------------
            Basic earnings (loss) per share       $        .00      $       (.07)
                                                  ============      ============



                             CHAD THERAPEUTICS, INC.
                                  June 30, 2001
                                - -------------
                                   (Unaudited)

3.   Earnings (Loss) Per Common Share (cont'd)

     Diluted earnings (loss) per share:


          Numerator-net earnings (loss)          $     13,000       $   (720,000)
          Denominator:
               Weighted average common
                  shares outstanding               10,052,000         10,038,000
               Dilutive effect of common
                  stock options                       218,000               --
                                                 ------------       ------------

                                                   10,270,000         10,038,000
                                                 ------------       ------------
          Diluted earnings (loss) per share      $       (.00)      $       (.07)
                                                 ============       ============


     Options to purchase 483,000 shares of common stock at prices ranging from $1.83 to $13.47 per share and 993,000 shares of common stock at prices ranging from $.88 to $13.47 per share were not included in the computation of diluted earnings (loss) per share for the three month periods ended June 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive.

4.   Income Taxes

     Income taxes for the period ended June 30, 2001, relate to minimum state income taxes due for the period. The Company has federal and California net operating loss carryforwards of $4,006,000 and $3,076,000, respectively.

5.   Geographic Information

     The Company has one reportable operating segment. Geographic information regarding the Company's sales is as follows:

                                         Three Months Ended
                                               June 30
                                         2001           2000
                                     ----------      ----------
          United States              $4,296,000      $2,506,000
            Germany                     309,000          22,000
            Japan                        71,000         239,000
            All other countries         171,000         198,000
                                     ----------      ----------

                                     $4,847,000      $2,965,000
                                     ==========      ==========


     All long-lived assets are located in the United States.

     Sales of OXYMATIC(R) conservers and OXYLITE(R) systems accounted for 53% and 42% of the Company's sales for the three-month periods ended June 30, 2001 and 2000, respectively.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been significantly affected during the past several years by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to an erosion of the Company's market share, as devices that are less expensive but which provide lower oxygen savings (or, in some cases, do not truly provide ambulatory oxygen) have prospered in this environment. The Company's market share for conservers has also been affected by the introduction of competing devices that offer features not available on the OXYMATIC 301, which was the Company's primary product in this market until July of 2000.

The TOTAL O2 Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders, has the potential for improving the Company's performance. Introduced in 1998, initial sales of the TOTAL O2 system by home oxygen dealers were slowed by several factors discussed below.

In order to address this situation, the Company has implemented a four-part strategy:

o Introduction of the OXYMATIC 400 series in July 2000 with improved features, which should place these oxygen conservers at the forefront of the industry;
o Development of additional oxygen conserver models that will diversify the product line in order to offer customers a range of oxygen conservation choices;
o A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with greater focus on monitoring the performance of component suppliers; and
o Cost cutting to align the Company's operating expenses more closely with its revenue profile.

While these measures are beginning to have a positive impact and management believes they should continue to enhance the Company's competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for oxygen conserving devices.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Results of Operations

Sales for the three months ended June 30, 2001 and 2000, increased $1,882,000 (63.5%) and decreased $673,000 (18.5%), respectively, from the prior year's periods. The decrease in sales in 2000 related primarily to price reductions and lower domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which were being affected by the marketing environment for home oxygen therapy discussed below. The increase in sales in 2001 is a result of sales of the new OXYMATIC 400 series conservers and sales of the TOTAL O2 system, both domestically and in Europe. Domestic unit sales in 2001 increased 191.6% as compared to a dollar increase of 121.6% due to price reductions and the effects of national chain contract pricing (see below).

Sales to foreign distributors represented 11% and 15% of total sales for the three months ended June 30, 2001 and 2000, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 28% and 13% of the Company's domestic sales for the three month periods ended June 30, 2001 and 2000, respectively. Margins on these sales are generally lower due to quantity pricing. To ensure continued awareness of the benefits of the Company's products by chain headquarters' personnel, a proactive marketing and communication program is in effect with all of the major national chains.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Results of Operations (cont'd)

As stated above, the Company believes that its revenues during the three years ending March 31, 2001, were adversely affected by several factors. These include price competition, continuing industry consolidation and competitive products with features not found in the Company's products prior to the introduction of the OM-400 series conservers discussed below. The effects of managed care and concerns over the severity of reimbursement cuts have, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to affect the Company's revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is developing and introducing several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver was cleared in December 2000, and shipments began in January, 2001. The third, the OXYMATIC 401A and 411A conservers received clearance in March 2001 with shipments beginning that month. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market over the prior three years. No estimate can currently be made regarding the level of success the Company may achieve with the OXYMATIC 400 series conservers. For information, which may affect the forward, looking statements made in this paragraph about the OXYMATIC 400 series conservers, see Outlook: Issues and Risks - New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the market size for units is similar to the conserver market and the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimates can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks - New Products.

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Results of Operations (cont'd)

Cost of sales as a percent of net sales decreased from 76.7% to 64.4% and increased from 63.7% to 76.7% for the three month periods ended June 30, 2001 and 2000, respectively, as compared to the prior year's periods. The three months ended June 30, 2001, were primarily affected by increased sales volume while the corresponding prior year period was affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced, price competition and the lower gross profit margin on the TOTAL O2 system.

Selling, general and administrative expenditures increased from $1,281,000 (43% of sales) to $1,521,000 (31% of sales) and decreased from $1,419,000 (39% of sales) to $1,281,000 (43% of sales) for the three month periods ended June 30, 2001 and 2000, respectively. The increase in 2001 is primarily the result of variable selling expenses that fluctuate directly with sales volume. The Company's cost reduction efforts over the past two years, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company's field sales force of manufacturer's representatives. Research and development expenses increased by $64,000 and decreased $14,000 for the three month periods ended June 30, 2001 and 2000, as compared to the prior year's periods. Currently, management expects research and development expenditures to total approximately $830,000 in the fiscal year ended March 31, 2002, on projects to enhance and expand the Company's product line. Interest income increased $3,000 for the three months ended June 30, 2001, as compared to the prior year's period due to generally higher cash balances than in the prior year.

At June 30, 2001, the Company had fully utilized its net operating loss carrybacks and had approximately $4,006,000 and $3,076,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income.

Financial Condition

At June 30, 2001, the Company had cash totaling $1,623,000 or 14% of total assets, as compared to $1,059,000 (10% of total assets) at March 31, 2001. Net working capital increased from $5,847,000 at March 31, 2001 to $6,044,000 at June 30, 2001. Accounts receivable increased $859,000 during the three months ended June 30, 2001, due to the increase in sales. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $427,000. This decrease relates primarily to utilization of raw materials purchased in prior years for the manufacture of the TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Financial Condition (cont'd)

customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company's cash requirements for the next twelve months given the recent recovery of market share for oxygen conservers. If operations do not continue to improve, the Company may need to seek other sources of working capital. The Company expects capital expenditures during the next twelve months to be approximately $200,000.

The Company has not adopted any programs that provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

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

New Products

The Company's future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System, the OXYMATIC 400 series conservers and other new products which are under development. The success of these new products will depend upon the health care community's perception of such products capabilities, clinical efficacy and benefit to patients and obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

New Products (cont'd)

achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company's ability to successfully promote the TOTAL O2 Delivery System, the OXYMATIC 400 series conservers and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company's products is increasingly influenced by major national chains. Three major national chains accounted for 28% of the Company's domestic sales during the period ended June 30, 2001. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

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

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress and various state legislatures. Because of the uncertain state of health care proposals, it is

                             CHAD THERAPEUTICS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                  June 30, 2001

Potential Changes in Administration of Health Care (cont'd)

not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

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

                                  June 30, 2001

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company's future financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views of applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted in the fourth quarter of fiscal 2001 and did not have a material impact on the Company's financial statements.

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


                                           CHAD THERAPEUTICS, INC.
                                           ---------------------------------
                                                (Registrant)



Date  7/24/01                              /s/ Thomas E. Jones
      -------                              ---------------------------------
                                           Thomas E. Jones
                                           Chief Executive Officer


Date  7/24/01                              /s/ Earl L. Yager
                                           ---------------------------------
                                           Earl L. Yager
                                           Chief Operating Officer,
                                           Chief Financial Officer and
                                           Secretary