Form 10-Q
period 2001-09-30
CHAD THERAPEUTICS INC
filed 2001-11-01
CIK 713492

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

Commission file number: 0-11363

CHAD THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

California (State of other jurisdiction of incorporation or organization)	95-3792700 (I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA 91311

(Address of principal executive offices)	(Zip Code)

(818) 882-0883

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares	10,053,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2001 and March 31, 2001
(Unaudited)

ASSETS

	September 30,	March 31,
	2001	2001

Current Assets:
Cash	$1,423,000	$1,059,000
Accounts receivable, less allowance for doubtful accounts of $77,000 at September 30, 2001 and $33,000 at March 31, 2001	3,359,000	2,352,000
Inventories (Note 2)	3,157,000	3,415,000
Prepaid expenses	509,000	598,000

Total current assets	8,448,000	7,424,000
Property and equipment, at cost	5,811,000	5,576,000
Less accumulated depreciation	3,950,000	3,534,000

Net property and equipment	1,861,000	2,042,000

Other assets, net	1,243,000	1,322,000

Total assets	$11,552,000	$10,788,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,214,000	$465,000
Accrued expenses	1,045,000	1,109,000
Income taxes payable	2,000	3,000

Total current liabilities	2,261,000	1,577,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,053,000 and 10,052,000 shares issued and outstanding	13,092,000	13,092,000
Accumulated deficit	(3,801,000)	(3,881,000)

Total shareholders’ equity	9,291,000	9,211,000

Total liabilities and shareholders’ equity	$11,552,000	$10,788,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended
	September 30,

	2001	2000

Net sales	$5,106,000	$3,134,000
Cost of sales	3,234,000	2,399,000

Gross profit	1,872,000	735,000
Costs and expenses:
Selling, general and administrative	1,620,000	1,268,000
Research and development	200,000	180,000

Total costs and expenses	1,820,000	1,448,000

Operating income (loss)	52,000	(713,000)
Other income — interest income, net	17,000	28,000

Earnings (loss) before income taxes	69,000	(685,000)
Income tax expense	2,000	—

Net earnings (loss)	$67,000	$(685,000)

Basic earnings (loss) per share	$.01	$(.07)

Diluted earnings (loss) per share	$.01	$(.07)

Weighted average shares outstanding:
Basic	10,053,000	10,041,000
Diluted	10,409,000	10,041,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2001 and 2000
(Unaudited)

	Six Months Ended
	September 30,

	2001	2000

Net sales	$9,953,000	$6,099,000
Cost of sales	6,355,000	4,673,000

Gross profit	3,598,000	1,426,000
Costs and expenses:
Selling, general and administrative	3,141,000	2,549,000
Research and development	405,000	321,000

Total costs and expenses	3,546,000	2,870,000

Operating income (loss)	52,000	(1,444,000)
Other income — interest income, net	31,000	39,000

Earnings (loss) before income taxes	83,000	(1,405,000)
Income tax expense	3,000	—

Net earnings (loss)	$80,000	$(1,405,000)

Basic earnings (loss) per share	$.01	$(.14)

Diluted earnings (loss) per share	$.01	$(.14)

Weighted average shares outstanding:
Basic	10,053,000	10,039,000
Diluted	10,340,000	10,039,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2001
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance at March 31, 2001	10,052,000	$13,092,000	$(3,881,000)
Options Exercised	1,000	—	—
Net earnings	—	—	80,000

Balance at September 30, 2001	10,053,000	$13,092,000	$(3,801,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the six months ended September 30, 2001 and 2000
(Unaudited)

	Six Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net earnings (loss)	$80,000	$(1,405,000)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	418,000	352,000
Amortization of intangibles	57,000	47,000
Compensation expense related to stock issued	—	7,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,007,000)	(173,000)
Decrease (increase) in inventories	258,000	939,000
Decrease (increase) in income taxes refundable	—	175,000
Decrease (increase) in prepaid expenses	89,000	201,000
Decrease (increase) in other assets	22,000	(4,000)
Increase (decrease) in accounts payable	749,000	148,000
Increase (decrease) in accrued expenses	(64,000)	(135,000)
Increase (decrease) in income taxes payable	(1,000)	—

Net cash provided by operating activities	601,000	152,000
Cash flows from investing activities:
Capital expenditures	(237,000)	(100,000)

Net cash used in investing activities	(237,000)	(100,000)

Net increase in cash	364,000	52,000
Cash beginning of period	1,059,000	1,772,000

Cash end of period	$1,423,000	$1,824,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
September 30, 2001
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended September 30, 2001, are not necessarily indicative of the results expected for the year ended March 31, 2002. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2001, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2001, are summarized as follows:

	September 30,	March 31,

Finished goods	$595,000	930,000
Work-in-process	907,000	594,000
Raw materials	1,655,000	1,891,000

	$3,157,000	3,415,000

3.	Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common shares:

	Three Months Ended		Six Months Ended
	September 30		September 30

	2001	2000	2001	2000

Basic earnings (loss) per share:
Numerator-net earnings (loss)	$67,000	$(685,000)	$80,000	$(1,405,000)
Denominator-weighted average common shares outstanding	10,053,000	10,041,000	10,053,000	10,039,000

Basic earnings (loss) per share	$.01	$(.07)	$.01	$(.14)

CHAD THERAPEUTICS, INC.
September 30, 2001
(Unaudited)

3.	Earnings (Loss) Per Common Share (cont’d)

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$67,000	$(685,000)	$80,000	$(1,405,000)
Denominator:
Weighted average common shares outstanding	10,053,000	10,041,000	10,053,000	10,039,000
Dilutive effect of common stock options	356,000	—	287,000	—

	10,409,000	10,041,000	10,340,000	10,039,000

Diluted earnings (loss) per share	$.01	$(.07)	$.01	$(.14)

Options to purchase 429,000 shares of common stock at prices ranging from $3.38 to $13.47 per share and 1,178,000 shares of common stock at prices ranging from $.88 to $13.47 per share were not included in the computation of diluted earnings (loss) per share for the three and six month periods ended September 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive.

4.	Income Taxes

Income taxes for the periods ended September 30, 2001, relate to minimum state income taxes due for the period. The Company has federal and California net operating loss carryforwards at September 30, 2001, of $3,937,000 and $3,009,000, respectively.

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30

	2001	2000	2001	2000

United States	$4,833,000	$2,497,000	$9,129,000	$5,003,000
Germany	25,000	267,000	334,000	289,000
Japan	52,000	208,000	123,000	447,000
All other countries	196,000	162,000	367,000	360,000

	$5,106,000	$3,134,000	$9,953,000	$6,099,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® conservers and OXYLITE® systems accounted for 54% and 41% of the Company’s sales for the three and six month periods ended September 30, 2001 and 2000, respectively.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been significantly affected during the past several years by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to an erosion of the Company’s market share, as devices that are less expensive but which provide lower oxygen savings (or, in some cases, do not truly provide ambulatory oxygen) have prospered in this environment. The Company’s market share for conservers has also been affected by the introduction of competing devices that offer features not available on the OXYMATIC 301, which was the Company’s primary product in this market until July of 2000.

The TOTAL O2 Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders, has the potential for improving the Company’s performance. Introduced in 1998, initial sales of the TOTAL O2 system by home oxygen dealers were slowed by several factors discussed below.

In order to address this situation, the Company has implemented a four-part strategy:

•	Introduction of the OXYMATIC 400 series in July 2000 with improved features, which should place these oxygen conservers at the forefront of the industry;

•	Development of additional oxygen conserver models that will diversify the product line in order to offer customers a range of oxygen conservation choices;

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with greater focus on monitoring the performance of component suppliers; and

•	Cost cutting to align the Company’s operating expenses more closely with its revenue profile.

While these measures are beginning to have a positive impact and management believes they should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for oxygen conserving devices.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Results of Operations

Sales for the three months ended September 30, 2001 and 2000, increased $1,972,000 (62.9%) and decreased $282,000 (8.3%) and for the six months ended September 30, 2001 and 2000, increased $3,854,000 (63.2%) and decreased $955,000 (13.5%), respectively, as compared to the prior year’s periods. The decrease in sales in 2000 related primarily to price reductions and lower domestic unit sales of OXYMATIC conservers and OXYLITE complete portable oxygen systems which were being affected by the marketing environment for home oxygen therapy discussed below. The increase in sales in 2001 is a result of sales of the new OXYMATIC 400 series conservers and sales of the TOTAL O2 system. Domestic unit sales for the six months ended September 30, 2001 increased 282.9% as compared to a dollar increase of 235.3% due to price reductions and the effects of national chain contract pricing (see below).

Sales to foreign distributors represented 8% and 18% of total sales for the six months ended September 30, 2001 and 2000, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.

The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, interest heightened in oxygen conserving devices, such as the Company’s products, which can extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. In January of 1998 and 1999, the Federal government implemented reimbursement cuts of 25% and 5%, respectively. These cuts affected homecare providers’ purchasing patterns as they struggled to deal with significant reductions in their revenues.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Three major national chains accounted for approximately 30% and 14% of the Company’s domestic sales for the six month periods ended September 30, 2001 and 2000, respectively. Margins on these sales are generally lower due to quantity pricing. To ensure continued awareness of the benefits of the Company’s products by chain headquarters’ personnel, a proactive marketing and communication program is in effect with all of the major national chains.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Results of Operations (cont’d)

As stated above, the Company believes that its revenues during the three years ending March 31, 2001, were adversely affected by several factors. These include price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 series conservers discussed below. The effects of managed care and concerns over the severity of reimbursement cuts have, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to affect the Company’s revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is developing and introducing several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver was cleared in December 2000, and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market over the prior three years. No estimate can currently be made regarding the level of success the Company may achieve with the OXYMATIC 400 series conservers. For information, which may affect the forward, looking statements made in this paragraph about the OXYMATIC 400 series conservers, see Outlook: Issues and Risks — New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to deal with the reimbursement cuts discussed above by reducing their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. The Company believes the sales potential for the new system is significant as the market size for units is similar to the conserver market and the average selling price is approximately four times that of the OXYMATIC and OXYLITE systems. No estimates can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. For information which may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks — New Products.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Results of Operations (cont’d)

Cost of sales as a percent of net sales decreased from 76.6% to 63.3% and increased from 67.6% to 76.6% for the three month periods ended September 30, 2001 and 2000 and decreased from 76.6% to 63.9% and increased from 65.6% to 76.6% for the six month periods ended September 30, 2001 and 2000, respectively, as compared to the prior year’s periods. The three and six months ended September 30, 2001, were primarily affected by increased sales volume while the corresponding prior year’s periods were affected by decreased sales volume and the corresponding impact of fixed overhead costs on units produced, price competition and the lower gross profit margin on the TOTAL O2 system.

Selling, general and administrative expenditures increased from $1,268,000 (40% of sales) to $1,620,000 (32% of sales) and increased from $2,549,000 (42% of sales) to $3,141,000 (32% of sales) for the three and six month periods ended September 30, 2001 and 2000, respectively. The increase in 2001 is primarily the result of variable selling expenses that fluctuate directly with sales volume. The Company’s cost reduction efforts over the past two years, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $20,000 and $84,000 for the three and six month periods ended September 30, 2001 and 2000, as compared to the prior year’s periods. Currently, management expects research and development expenditures to total approximately $830,000 in the fiscal year ended March 31, 2002, on projects to enhance and expand the Company’s product line. Interest income decreased $8,000 for the six months ended September 30, 2001, as compared to the prior year’s period due to generally higher cash balances than in the prior year and lower interest rates in the current year.

At September 30, 2001, the Company had fully utilized its net operating loss carrybacks and had approximately $3,937,000 and $3,009,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income.

Financial Condition

At September 30, 2001, the Company had cash totaling $1,423,000 or 12% of total assets, as compared to $1,059,000 (10% of total assets) at March 31, 2001. Net working capital increased from $5,847,000 at March 31, 2001 to $6,187,000 at September 30, 2001. Accounts receivable increased $1,007,000 during the six months ended September 30, 2001, due to the increase in sales. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Financial Condition (cont’d)

shipments to foreign customers. During the same period, inventories decreased $258,000. This decrease relates primarily to utilization of raw materials purchased in prior years for the manufacture of the TOTAL O2 product line. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company’s cash requirements for the next twelve months given the recent recovery of market share for oxygen conservers. If operations do not continue to improve, the Company may need to seek other sources of working capital. The Company expects capital expenditures during the next twelve months to be approximately $200,000.

The Company has not adopted any programs that provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees.

Outlook: Issues & Risks

This quarterly report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which may cause actual operating results to differ materially from currently, anticipated results. Among the factors that could cause actual results to differ materially are the following:

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company’s future performance is thus dependent upon developments affecting this segment of the health care market and the Company’s ability to remain competitive within this market sector.

New Products

The Company’s future growth in the near term will depend in significant part upon the commercial success of the TOTAL O2 Delivery System, the OXYMATIC 400 series conservers and other new products which are under development. The success of these new products will depend upon the health care community’s perception of such products

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

New Products (cont’d)

capabilities, clinical efficacy and benefit to patients and obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with the introduction of any new product, the Company’s ability to successfully promote the TOTAL O2 Delivery System, the OXYMATIC 400 series conservers and other new products cannot be assessed at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Three major national chains accounted for 30% of the Company’s domestic sales during the period ended September 30, 2001. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

Competition

Chad’s success in the early 1990’s has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products with features not currently found in the Company’s products but which do not provide oxygen conserving capabilities comparable to the Company’s products. No assurance can be given that increased competition in the home oxygen market will not continue to have an adverse affect on the Company’s operations.

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company’s products may become obsolete as a result of new developments. The Company’s ability to remain competitive will depend to a large extent upon its ability to anticipate and stay abreast of new technological developments related to oxygen therapy. The Company has limited internal research and development capabilities. Historically, the Company has contracted with outside parties to develop new products. Some of the Company’s competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

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

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation, which has reduced Medicare spending. It cannot yet be predicted how future changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse effect on the Company’s business.

Patents and Trademarks

The Company pursues a policy of protecting its intellectual property rights including, obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent rights of others could have an adverse impact upon the Company’s business.

Product Liability

The nature of the Company’s business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains product liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the costs of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company’s results of operations and financial position.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2001

Availability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. The Company’s agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of its products.

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company’s future financial position.

In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. Statement 142 will require that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of Statement 142 effective April 1, 2002. The adoption of Statement 142 is not expected to have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company is required to adopt the provisions of Statement 144 effective April 1, 2002. The adoption of Statement 144 is not expected to have a material impact on the financial statements of the Company.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, INC.
(Registrant)

Date 11/01/01	/S/ Thomas E. Jones Thomas E. Jones Chief Executive Officer

Date 11/01/01	/S/ Earl L. Yager Earl L. Yager Chief Operating Officer, Chief Financial Officer and Secretary