Form 10-K
period 2002-03-31
CHAD THERAPEUTICS INC
filed 2002-06-21
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 -K

[x]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended March 31, 2002

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _________ to _________

Commission file number 0-11363

Chad Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3792700 (I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA (Address of principal executive offices)	91311 (Zip Code)

Registrant’s telephone number, including area code: (818) 882-0883

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 14, 2002 (based on the closing price of such stock on the American Stock Exchange on such date) was $30,189,000.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 14, 2002:

Common Shares	10,063,000

     Portions of the Registrant’s definitive Proxy Statement for its September 11, 2002, Shareholders’ meeting (“Proxy Statement”) (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant’s Annual Report to Shareholders for the year ended March 31, 2002 (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

PART I

Item 1. Business

     Chad Therapeutics, Inc. (“CHAD” or the “Company”) was organized in August, 1982, to develop, produce and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June, 1983, and has introduced additional respiratory care devices in subsequent years.

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

     According to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) between 1980 and 1990 the death rate from COPD increased by 22% in the United States and by 1998 had increased another 27%.

     More recently, the American Lung Association reported that in 1996 there were 16.4 million Americans suffering from COPD, which is the fourth leading cause of death in the United States and claimed the lives of over 100,000 people that year. This report also notes that in 1996 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $31.9 billion.

     Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at over $2 billion for 1996. Medicare, which accounts for about 60% of home oxygen dealers’ revenues, expected to spend almost $1.5 billion in 1996 for home oxygen as compared to $1.4 billion in 1995 according to officials of the Congressional Budget Office. Market revenues for home oxygen grew at 8-10% per year during the five year period ending in 1995 and, based on a 1999 Frost and Sullivan market survey, are currently growing at an average rate of 5% per year. This is due to the increasing number of COPD patients as well as the move to home care and out of hospitals. Growth in the number of home oxygen patients is projected by the Congressional Budget Office to continue at a rate of approximately 8% per year through 2002.

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

     In June, 1989, the home oxygen market changed. A new procedure for payment by Medicare for home oxygen services became effective. This procedure provides a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement and disregards modality, the type of system in use. Prior to that time, dealers were reimbursed on the basis of total oxygen delivered by the dealer with variances based on the modality used and other variables. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time interest heightened in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers. There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.

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

     While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, leading authorities now state that maintenance and improvement of the patient’s quality of life should be a major objective in the treatment of COPD. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.

CHAD’s Products

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

     OXYMIZER® and OXYMIZER Pendant Oxygen-Conserving Devices. In June, 1983, the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to 4 to 1 savings of oxygen when used with any oxygen supply source.

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

     The Company is pursuing a marketing strategy that emphasizes the cost savings, efficiencies and level of patient comfort associated with the use of the OXYMIZER devices. See “Marketing” and “Competition”.

     The OXYMIZER Pendant device is similar to the OXYMIZER device, except that its reservoir is located in a “pendant” which hangs over the patient’s chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August, 1984.

     OXYMATIC® Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user’s breathing rate. In clinical experience the average saving has been shown to be 7 to 1 — about twice the efficiency of most competitive products. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

     In May, 1995, the Company introduced the OXYMATIC Model 301 which replaced the previous model. This model incorporated improved electronics, providing a longer battery life and other improvements, which made it more user friendly.

     In June, 1993, the Company introduced a different version of the OXYMATIC conserver, the OXYMATIC — 2400. This model incorporates substantial improvements and additional features, such as an alarm system, which are designed to allow it to be used 24 hours a day with both primary and portable oxygen sources. The OXYMATIC — 2400 conserver affords the same oxygen savings ratios as the original OXYMATIC conserver.

     In July, 2000, the Company introduced the first of the OXYMATIC 400 series of conservers. Additional models were added to this line in January and March of 2001. This new line of conservers was designed to capitalize on the proven reliability and efficiency of the Company’s previous models. In addition, features and options were added to create state-of-the-art conservers that would give homecare providers a wide choice of products to service their patient’s individual needs and preferences. These new conservers include a built-in regulator, expanded flow rates and provide average savings of 5 to 1 over continuous flow oxygen.

     In November, 2001, the Company introduced the SEQUOIA OXYMATIC line of conservers. These conservers replace the Model 301 conservers and utilize the same electronic features as the OXYMATIC 400 series conservers but do not contain a built-in regulator.

     Sales of OXYMATIC conservers and the OXYLITE systems discussed below accounted for approximately 60% of the Company’s sales in 2002.

     OXYLITE® Complete Portable Oxygen System. The Company also markets OXYLITE complete portable oxygen systems. The components of these systems are sold separately and combine an OXYMATIC conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

     The OXYMATIC conservers extend the time the contents of the cylinders will last by an average of five times. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply.

     OXYCOIL® Coiled Oxygen Tubing. In January, 1986, the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device which can be used with any oxygen system to help keep the supply tubing out of the patients’ way, thus minimizing the tripping and tangling problems associated with standard supply tubing.

     TOTAL O2® Delivery System. In January, 1998, the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with a means to deal with the 25% and 5% cuts in home oxygen reimbursement that went into effect on January 1, 1998 and 1999, respectively, by allowing them to reduce the monthly cost of servicing patients while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

     Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and supplier issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues and continues to address certain supplier issues. The Company believes the sales potential for this product is significant as the average selling price is approximately four times that of the OXYMATIC conservers. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook:Issues & Risks — New Product in the Company’s Annual Report to Shareholders.

     The technology for each of the devices described above belongs to the inventors thereof. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O2 system. See “Licensing and Related Agreements”.

     Other Products. The Company also offers a variety of ancillary products that support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches. In addition, with a field sales force of manufacturer’s representatives covering the entire United States (see “Marketing”) the Company will utilize this team as part of a strategy to market and sell additional products that are targeted for the Company’s current customer base, the homecare provider. The Company began marketing and selling the first of these in December of 2000 and as other opportunities arise additional products may be added to this portfolio.

Products Under Development

     It is the Company’s objective to continuously improve and add to its oxygen conserving and related products. In April, 1996, the Company entered into an exclusive development contract with an outside vendor to develop unique oxygen therapy products. The first product developed from the project was the TOTAL O2 system. During the fiscal year ended March 31, 2000, the Company entered into contracts with outside vendors to develop two new products in the oxygen conserver field. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

     For the year ended March 31, 2002, the Company expended approximately $819,000 on research and development and has expended approximately $5,338,000 since its inception in August, 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,000,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

Licensing and Related Agreements

     The Company has entered into license agreements (the “Inventors License Agreements”) with Brian L. Tiep, M.D., Robert E. Phillips and Ben A. Otsap, the inventors of the OXYMIZER device (the “Inventors”), with respect to that device and each of the additional oxygen conserving devices developed by them. At the present time, the Company has licensed the OXYMIZER device, the OXYMIZER Pendant device and the OXYMATIC conserver, thereby acquiring exclusive rights to manufacture and market such products.

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

     The Company has also entered into a license agreement (the “Northrop License Agreement”) with the Life Support Division of Northrop Grumman (formerly Litton Life Support) for the TOTAL O2 Delivery System. Pursuant to the Northrop License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Northrop License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 4% and requires minimum annual royalties of $100,000, $300,000 and $500,000 in 1999, 2000 and subsequent years, respectively. The Northrop License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases uses of the licensed technology. The Licensors may terminate the Northrop License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

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

     Pursuant to an oral agreement, the Company purchases semi-finished units of the OXYMIZER Pendant device from a supplier in Southern California. Final assembly and packaging are completed at the Company’s facilities. The Company does not contemplate entering into a formal written agreement for these units. This arrangement is terminable at will by either party. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement. Pursuant to a written agreement, the Company purchases finished units of the OXYMIZER device from a supplier in Hong Kong. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement.

     Production of the OXYMATIC 300 series, 2400 and 400 series conservers is being handled internally with only a portion of electronic assembly being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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

Marketing

     The Company’s products are designed to reduce the cost of health care while maintaining or enhancing the therapeutic benefits to the patient, and improving the user’s quality of life. The Company’s marketing efforts have focused primarily on providing home oxygen suppliers with products that they can utilize to increase their revenues and provide a better quality of care at less cost.

     Homecare dealers have reportedly increased their revenues by assembling small portable systems incorporating the Company’s OXYMATIC conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting portable systems have both high professional and patient acceptance which allows the supplier promoting these products to attract new and additional customers. The Company has been advised that medical professionals, who frequently refer patients to specific home oxygen suppliers, find that these systems assist patients in more easily complying with prescribed exercise programs and help them to achieve the therapeutic benefits of maintaining a lifestyle as normal as possible. Patients, most of whom are free to select their oxygen supplier, are reportedly receptive to changing suppliers in order to obtain equipment that will allow them to travel and maintain their quality of life.

     A large portion of home oxygen patients are covered by Medicare or other government programs. Since June 1989, home oxygen suppliers have been reimbursed on a fixed monthly fee basis by Medicare. The monthly reimbursement amount does not vary, as in the past, with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company’s oxygen conserving products and TOTAL O2 Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

     While the home respiratory care dealer remains the primary focus of the Company’s marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs target respiratory care physicians, nurses and therapists.

     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Vice President of Sales & Marketing, two regional sales managers, an art and media manager, a marketing manager, a Customer Relations Manager and six in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of 32 individuals with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

     Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in institutional settings. As the trend develops to move patients into home care, opportunities for the Company’s products should increase. Sales of the OXYMATIC conserver in Canada and Japan have become an important part of the Company’s business. During 2000 the Company added an Asia/Pacific manufacturer representative to support distributors in this region. Based on industry market research projections, the Company expects the international market to increase to 150% of the U.S. potential over the next five to ten years.

     The Company has entered into exclusive distributorship agreements in Germany, Japan, Australia and several other countries. The Company’s largest distributor in Germany covers portions of the European Community. The Company also has non-exclusive distributors in many other countries.

     Sales outside of the United States subjects the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations and governmental restrictions and regulations.

Customers, Backlog and Orders

     The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 40% are represented by three major national chain accounts. No one customer exceeded 10% of net sales in 2001 and 2000. One national chain customer accounted for 20% of net sales during 2002.

Financial Information Relating to Foreign and
Domestic Operations and Export Sales

	2002	2001	2000

Sales (thousands):
United States	$17,628	10,126	11,508
Germany	289	751	40
All other countries	813	1,281	1,226

Total	$18,730	12,158	12,774

     All identifiable assets are located in the United States.

     At March 31, 2002, the Company had no backlog of orders for any of its products. The Company presently intends to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that such an inventory is necessary to meet the requirements of its customers.

Competition

     The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market — liquid oxygen usage. Several companies, including Caire Inc. and Puritan Bennett market small (3.4 to 5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. Some of these companies have substantially greater resources than the Company. These units are more expensive than systems utilizing the OXYMATIC conservers and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

     Several of these competitors are now marketing conservers in direct competition with the Company’s OXYMATIC conservers. Many of conservers provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as the OXYMATIC conserver provide only 1/3 or 1/2 as much ambulation time. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company’s products. In addition, some of these competitors have introduced conservers with features not found in the Company’s products prior to the introduction of the OXYMATIC 400 series conservers. While the reliability and superior conservation of the OXYMATIC conservers partially offset these advantages, some of these companies have attained market share at the Company’s expense. The Company does not know the level of sales achieved by these companies.

     There are several other types of portable oxygen systems which compete with the Company’s OXYMATIC conservers but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limits their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three feet high, weighs over 20 lbs., and provides an average patient with less than 5 hours of oxygen. These systems are enjoying some level of success due to their lower unit price advantage. The OXYMATIC conservers allow the use of smaller, lighter cylinders and thus provides greater mobility.

     Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 7.3 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. Although many oxygen suppliers continue to use and re-use existing inventories of liquid oxygen equipment to service ambulatory patients, purchases of new liquid oxygen equipment by home care dealers is decreasing.

     The Company is aware of one combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O2 system by Invacare. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. The Company does not know the level of sales achieved by the company marketing this system.

Patents and Trademarks

     The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original OXYMIZER device, the OXYMIZER Pendant device, the OXYMATIC conserver and the TOTAL O2 Delivery System. A number of foreign patent applications pertaining to the Company’s activities have also been issued.

     The Company pursues a policy of obtaining patents for appropriate inventions related to products marketed or manufactured by the Company. The Company considers the patentability of products developed for it to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition could have an adverse impact upon the Company’s business.

     There can be no assurance that patents, domestic or foreign, will be obtained with respect to the Company’s products, or that, if issued, they will provide substantial protection or be of commercial benefit to the Company. In addition, the patent laws of foreign countries may differ from those of the United States as to the patentability of the Company’s products and processes and, accordingly, the degree of protection afforded by foreign patents may be more or less than in the United States.

     In the United States, although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of its claims therein. The validity and enforceability of a patent can be attacked by litigation after its issuance by the U.S. Patent and Trademark Office. If the outcome of such litigation is adverse to the owner of the patent in that the patent is held to be invalid, other parties may then use the invention covered by the patent. Accordingly, there can be no assurance that patents with respect to the Company’s products, if issued, will afford protection against competitors with similar products, nor can there be any assurance that the patents will not be infringed upon or designed around by others. Moreover, no assurance can be given that the Company’s products will not infringe on the intellectual property rights claimed by others.

     The Company has obtained U.S. registration for the trademarks “OXYMIZER”, “OXYMATIC”, “CHAD”, “OXYCOIL” and “TOTAL O2”. A series of foreign applications to register the trademark “OXYMIZER” in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

     The commercialization of the OXYMIZER, OXYMATIC and TOTAL O2 devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.

     All manufacturers of medical devices must register with the FDA and list all medical devices produced by them. This listing must be updated annually. In addition, prior to commercial distribution of additional devices, the manufacturer must file with the FDA and receive approval prior to the commencement of such commercial distribution, a notice setting forth certain information about the device, including the classification into which the manufacturer believes it falls.

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

Employees

     As of June 14, 2002, CHAD had 106 full-time employees and 1 part-time employee. Seventy-five of the Company’s employees are engaged in manufacturing and the remaining are engaged in marketing, sales, administration and management. None of the Company’s employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2. Properties.

     The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $28,662 pursuant to a lease expiring in June, 2003. The Company has an option to renew this lease for an additional five years and presently intends to exercise that option. Management believes this facility should adequately handle the Company’s needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

Item 3. Legal Proceedings.

     The Company becomes involved in legal proceedings in the ordinary course of business. The Company maintains product liability insurance in an amount it deems customary in the industry for protection of the Company against potential product liability claims. Although the Company believes its product liability insurance is sufficient and no pending legal proceeding poses a material threat, no assurance can be given that pending or future proceedings will not have a material impact on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Stockholder Matters.

     The information required herein is hereby incorporated by reference to the information contained under the caption “Corporate Data” in the Company’s Annual Report.

Item 6. Selected Financial Data.

     The information required herein is hereby incorporated by reference to the information contained under the caption “Selected Financial Data” in the Company’s Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required herein is hereby incorporated by reference to the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report.

Item 7a. Quantitative and Qualitative Disclosures about Risk

     The Company has no significant risks in this area.

Item 8. Financial Statements and Supplementary Data.

     The information required herein is hereby incorporated by reference to the Financial Statements and the Notes thereto contained in the Company’s Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required herein is hereby incorporated by reference to the information appearing under the captions “Election of Directors” and “Executive Officers” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation.

     The information required herein is hereby incorporated by reference to the information appearing under the caption “Compensation of Directors and Executive Officers” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required herein is hereby incorporated by reference to the information appearing under the caption “Voting Securities and Principal Holders Thereof” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions.

     None.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1) Financial Statements.

Included in Part II of this Report:

Independent Auditors’ Report

Balance Sheets — March 31, 2002 and 2001

Statements of Operations — Years ended March 31, 2002, 2001 and 2000.

Statements of Shareholders’ Equity — Years ended March 31, 2002, 2001 and 2000.

Statements of Cash Flows — Years ended March 31, 2002, 2001 and 2000.

Notes to Financial Statements.

     (a) (2) Financial Statement Schedules.

See Notes to Financial Statements.

(3) Exhibits.

3.1	Articles of Incorporation of the Registrant, as amended*****

3.2	Bylaws of the Registrant, as amended*

10.3	OXYMIZER License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D. and Ben A. Otsap*

10.5	Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D. and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.)*

10.7	OXYMIZER Pendant License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D. and Ben A. Otsap*

10.20	OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil).***

10.23	Summary plan description for Chad Therapeutics, Inc. Employee Savings and Retirement Plan****

10.24	1994 Stock Option Plan******

10.25	Lease on real property at 21622 Plummer Street, Chatsworth, California******

10.26	TOTAL O2 Delivery System License Agreement, as amended, with the Life Support Division of Litton Industries, Inc.*******

13.1	Annual Report to Shareholders for the year ended March 31, 2002.

23.1	Consent of Independent Accountant

28.1	Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class 1 device.*

28.2	Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class 1 device.**

28.5	Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class 2 device.***

28.6	Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

28.7	Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device*******

28.9	Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class 2 device********

28.10	Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class 2 devices********

28.11	Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders

(b)	Reports on Form 8-K — None filed.

(c)	Index to Exhibits.

(d)	Financial Statement Schedules — None

*	Previously filed as an Exhibit to the Registrants’ Registration Statement on Form S-18, File No. 2-83926.

**	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1984.

***	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1986.

****	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1993.

*****	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

*******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 20th day of June, 2002.

CHAD THERAPEUTICS, INC.

By	/s/ Thomas E. Jones

Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jones Thomas E. Jones	Chief Executive Officer, President and Director (Principal Executive Officer)	June 20, 2002

/s/ Earl L. Yager Earl L. Yager	Chief Operating Officer, Chief Financial Officer and Secretary and Director (Principal Financial and Accounting Officer)	June 20, 2002

/s/ David L. Cutter David L. Cutter	Director	June 20, 2002

/s/ John C. Boyd John C. Boyd	Director	June 20, 2002

/s/ Norman Cooper Norman Cooper	Director	June 20, 2002

/s/ Philip Wolfstein Philip Wolfstein	Director	June 20, 2002

/s/ James M. Brophy James M. Brophy	Director	June 20, 2002

Exhibit Index

	Exhibit Index	Sequentially
Exhibit No.	Document	Numbered Page

13.1	Annual Report to Shareholders for the year ended March 31, 2002

23.1	Consent of Independent Accountants

28.11	Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders