Form 10-Q
period 2002-06-30
CHAD THERAPEUTICS INC
filed 2002-08-09
CIK 713492

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares                      10,068,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2002 and March 31, 2002
(Unaudited)

	June 30,	March 31,
	2002	2002

ASSETS

Current Assets:
Cash	$549,000	$520,000
Accounts receivable, less allowance for doubtful accounts of $89,000 at June 30, 2002 and $76,000 at March 31, 2002	2,619,000	2,333,000
Income taxes refundable	995,000	995,000
Inventories (Note 2)	5,509,000	5,284,000
Prepaid expenses	323,000	315,000

Total current assets	9,995,000	9,447,000
Property and equipment, at cost	6,037,000	5,972,000
Less accumulated depreciation	4,489,000	4,320,000

Net property and equipment	1,548,000	1,652,000

Other assets, net	1,184,000	1,224,000

Total assets	$12,727,000	$12,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$815,000	$777,000
Accrued expenses	1,345,000	1,169,000
Income taxes payable	7,000	4,000

Total current liabilities	2,167,000	1,950,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,068,000 and 10,059,000 shares issued and outstanding	13,106,000	13,097,000
Accumulated deficit	(2,546,000)	(2,724,000)

Total shareholders’ equity	10,560,000	10,373,000

Total liabilities and shareholders’ equity	$12,727,000	$12,323,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended
	June 30

	2002	2001

Net sales	$4,963,000	$4,847,000
Cost of sales	2,812,000	3,121,000

Gross profit	2,151,000	1,726,000
Costs and expenses:
Selling, general and administrative	1,711,000	1,521,000
Research and development	263,000	205,000

Total costs and expenses	1,974,000	1,726,000

Operating income	177,000	—
Other income – interest income, net	4,000	14,000

Earnings before income taxes	181,000	14,000
Income tax expense	3,000	1,000

Net earnings	$178,000	$13,000

Basic earnings per share	$.02	$.00

Diluted earnings per share	$.02	$.00

Weighted shares outstanding:
Basic	10,068,000	10,052,000
Diluted	10,429,000	10,270,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2002
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance at March 31, 2002	10,059,000	$13,097,000	$(2,724,000)
Exercise of stock options	9,000	9,000	—
Net earnings	—	—	178,000

Balance at June 30, 2002	10,068,000	$13,106,000	$(2,546,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the three months ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended
	June 30

	2002	2001

Cash flows from operating activities:
Net earnings	$178,000	$13,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	169,000	204,000
Amortization of intangibles	27,000	30,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(286,000)	(859,000)
Decrease (increase) in inventories	(225,000)	427,000
Decrease (increase) in prepaid expenses	(8,000)	34,000
Decrease (increase) in other assets	13,000	26,000
Increase (decrease) in accounts payable	38,000	593,000
Increase (decrease) in accrued expenses	176,000	175,000
Increase (decrease) in income taxes payable	3,000	(3,000)

Net cash provided by (used in) operating activities	85,000	640,000
Cash flows from investing activities:
Capital expenditures	(65,000)	(76,000)

Net cash used in investing activities	(65,000)	(76,000)

Cash flows from financing activities:
Exercise of stock options	9,000	—

Net cash provided by financing activities	9,000	—

Net increase (decrease) in cash	29,000	564,000
Cash beginning of period	520,000	1,059,000

Cash end of period	$549,000	$1,623,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
June 30, 2002
(Unaudited)

1. Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended June 30, 2002, are not necessarily indicative of the results expected for the year ended March 31, 2003. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2002, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2. Inventories

Inventories in 2002, are summarized as follows:

	June 30	March 31

Finished goods	$1,117,000	935,000
Work-in-process	1,413,000	987,000
Raw materials	2,979,000	3,362,000

	$5,509,000	5,284,000

3. Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended
	June 30

	2002	2001

Basic earnings per share:
Numerator-net earnings	$178,000	$13,000
Denominator-weighted average common shares outstanding	10,068,000	10,052,000

Basic earnings per share	$.02	$.00

CHAD THERAPEUTICS, INC.
June 30, 2002
(Unaudited)

3. Earnings Per Common Share (cont’d)

    Diluted earnings per share:

Numerator-net earnings	$178,000	$13,000
Denominator:
Weighted average common shares outstanding	10,068,000	10,052,000
Dilutive effect of common stock options	361,000	218,000

	10,429,000	10,270,000

Diluted earnings per share	$.02	$.00

Options to purchase 466,000 shares of common stock at prices ranging from $3.35 to $13.47 per share and 483,000 shares of common stock at prices ranging from $1.83 to $13.47 per share were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

4. Income Taxes

Income taxes for the period ended June 30, 2002, relate to minimum state income taxes due for the period. The Company has federal and California net operating loss carryforwards of $680,000 and $2,647,000, respectively, against which a full valuation allowance has been recorded.

5. Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended
	June 30

	2002	2001

United States	$4,732,000	$4,296,000
Germany	13,000	309,000
Japan	51,000	71,000
All other countries	167,000	171,000

	$4,963,000	$4,847,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® conservers and OXYLITE® systems accounted for 73% and 53% of the Company’s sales for the three-month periods ended June 30, 2002 and 2001, respectively.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been significantly affected during the past several years by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, contributed to an erosion of the Company’s market share, as devices that are less expensive but which provide lower oxygen savings (or, in some cases, do not truly provide ambulatory oxygen) prospered in this environment. The Company’s market share for conservers was also affected by the introduction of competing devices that offer features not available on the OXYMATIC 301, which was the Company’s primary product in this market until July of 2000.

In 1998 the Company introduced the TOTAL O2 Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders. Initial sales of the TOTAL O2 system by home oxygen dealers were slowed by several factors discussed below.

In order to address this situation, the Company implemented a four-part strategy:

•	Introduction of the OXYMATIC 400 series in July 2000 with improved features, which should place these oxygen conservers at the forefront of the industry;

•	Development of additional oxygen conserver models, including the CYPRESS OXYPneumatic conserver introduced in July, 2002, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with greater focus on monitoring the performance of component suppliers; and

•	Cost cutting to align the Company’s operating expenses more closely with its revenue profile.

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

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Results of Operations

Sales for the three months ended June 30, 2002 and 2001, increased $116,000 (2.4%) and $1,882,000 (63.5%), respectively, as compared to the prior year periods. The increase in sales in 2002 and 2001 is primarily a result of sales of the new OXYMATIC 400 series conservers. Domestic unit sales of conservers for the three months ended June 30, 2002, increased 56% as compared to a dollar increase of 43% due to price reductions and the impact of national chain contract pricing (see below). The increase in conserver sales in 2002 was offset, in part, by lower sales of the TOTAL O2 system (see below).

Sales to foreign distributors represented 5% and 11% of total sales for the three months ended June 30, 2002 and 2001, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars, except Canada.

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Four major national chains accounted for approximately 52% and 34% of the Company’s domestic sales for the three-month periods ended June 30, 2002 and 2001, respectively. One chain accounted for 25% and 17% of sales in 2002 and 2001, respectively, and one other chain accounted for 14% of sales in 2002. On July 31, 2002, a national chain accounting for less than 10% of sales in 2002 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). While the initial Plan proposes that the unsecured creditors be paid in full over a three year term with interest, no assurance can be given that the Plan as filed will be approved or that the payments will be made as proposed under the Plan. This chain is currently indebted to the Company for approximately $260,000. In addition, it is too early to determine what impact, if any, this reorganization proceeding will have on future sales by the Company to this chain. Margins on sales to national chains are generally lower due to quantity pricing. In certain instances, consolidation has resulted in reduced purchases as the former independent provider complies with the chain’s purchasing policies. To ensure continued awareness of the benefits of the Company’s products by chain head-

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Results of Operations (cont’d)

quarters’ personnel, a proactive marketing and communication program is in effect with all of the major national chains. The Company believes that its revenues during the three years ending March 31, 2001, were adversely affected by several factors. These include price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 series conservers discussed below. The effects of managed care and concerns over the severity of reimbursement cuts have, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen. Management believes these factors may continue to affect the Company’s revenues from sales of oxygen conserving devices for the foreseeable future. To combat the erosion in sales of the oxygen conserver product line, the Company is developing and introducing several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The Sequoia OXYMATIC 300 series conservers began shipping in December 2001 and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001. No estimate can currently be made regarding the level of success the Company may achieve with these new lines of conservers. For information, which may affect the forward- looking statements made in this paragraph about new conservers, see Outlook: Issues and Risks — New Products.

Management also believes that, based on its experience in the home oxygen industry, future revenues may be positively affected by sales of the TOTAL O2 Delivery System. The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues, however, further progress in this regard will be required before the TOTAL O2 system can realize its full market potential. In October 2001, a customer that was purchasing significant numbers of TOTAL O2 systems was acquired by a national chain that has discontinued those purchases. No estimates can currently be made regarding the level of success the Company may achieve

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Results of Operations (Cont’d)

with the TOTAL O2 system. For information that may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks — New Products.

Cost of sales as a percent of net sales decreased from 64.4% to 56.7% and from 76.7% to 64.4% for the three-month periods ended June 30, 2002 and 2001, respectively, as compared to the prior year’s periods. Both periods were primarily affected by increased sales volume while 2002 was also affected by the product mix as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures increased from $1,521,000 (31% of sales) to $1,711,000 (34% of sales) and from $1,281,000 (43% of sales) to $1,521,000 (31% of sales) for the three-month periods ended June 30, 2002 and 2001, respectively. The increases are primarily the result of variable selling expenses that fluctuate directly with sales volume. The Company’s cost reduction efforts over the past two years, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $58,000 and $64,000 for the three-month periods ended June 30, 2002 and 2001, as compared to the prior year’s periods. Currently, management expects research and development expenditures to total approximately $1,000,000 in the fiscal year ended March 31, 2003, on projects to enhance and expand the Company’s product line. Interest income decreased $10,000 for the period ended June 30, 2002, as compared to the prior year due to generally lower cash balances than in the prior year and lower interest rates in the current year.

At June 30, 2002, the Company had fully utilized its net operating loss carrybacks and had approximately $680,000 and $2,647,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income. In the fourth quarter of 2002, the Company recorded an income tax benefit of $995,000 that resulted from recently enacted federal income tax regulations extending the carryback periods for operating losses incurred in 2002 and 2001.

Financial Condition

At June 30, 2002, the Company had cash totaling $549,000 or 4% of total assets, as compared to $520,000 (5% of total assets) at March 31, 2002. Net working capital increased from $7,497,000 at March 31, 2002 to $7,828,000 at June 30, 2002. Accounts

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Financial Condition (Cont’d)

receivable increased $286,000 during the period ended June 30, 2002, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $225,000. This increase relates primarily to purchase of raw materials to keep up with increasing sales demand. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company’s cash requirements for the next twelve months given the recent recovery of market share for oxygen conservers. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital but currently has no such arrangements in place and no assurances can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $300,000.

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

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes that the following discussion addresses the accounting policies and estimates that are most important in the portrayal of the Company’s financial condition and results.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Significant Accounting Policies (Cont’d)

Allowance for doubtful accounts — the Company provides a reserve against receivables for estimated losses that may result from our customers’ inability to pay. The amount of the reserve is based on an analysis of known uncollectible accounts, aged receivables, historical losses and credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. The likelihood of material losses is dependent on general economic conditions and numerous factors that affect individual accounts.

Inventories — the Company provides a reserve against inventories for excess and slow moving items. The amount of the reserve is based on an analysis of inventory turnover for individual items in inventory. The likelihood of material write-downs is dependent on customer demand and competitor product offerings.

Intangible and long-lived assets — the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset and the impact of significant negative industry or economic trends.

Deferred income taxes — the Company provides a valuation allowance to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate future taxable income.

Outlook: Issues & Risks

This report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which may cause actual operating results to differ materially from currently, anticipated results. Among the factors that could cause actual results to differ materially are the following:

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

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, Sequoia and CYPRESS OXYPneumatic conservers, the TOTAL O2 Delivery System and the Company is currently developing additional new products. The success of these products will depend upon the health care community’s perception of such products capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote the OXYMATIC 400, Sequoia and CYPRESS OXYPneumatic series conservers, the TOTAL O2 Delivery System and other new products cannot be determined at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 52% of the Company’s domestic sales during the three-month period ended June 30, 2002. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

Competition

Chad’s success in the early 1990’s has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products with features not previously found in the Company’s products but which do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. No assurance can be given that increased competition in the home oxygen market will not have an adverse affect on the Company’s operations.

Rapid Technological Change

The health care industry is characterized by rapid technological change. The Company’s products may become obsolete as a result of new developments. The Company’s ability to remain competitive will depend to a large extent upon its ability to anticipate and stay

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Rapid Technological Change (Cont’d)

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

Protection of Intellectual Property Rights

The Company pursues a policy of protecting its intellectual property rights through a combination of patents, trademarks, trade secret laws and confidentiality agreements. The Company considers the protection of its proprietary rights and the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent rights of others could have an adverse impact upon the Company’s business.

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

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2002

Availability and Reliability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms; the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. The Company’s agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of parts required for its products.

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company’s future financial position.

In July 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. Statement 142 requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, or, upon adoption of FASB Statement No. 144 (see below). The Company adopted the provisions of Statement 142 effective April 1, 2002. The adoption of Statement 142 did not have a material impact on the financial statements of the Company.

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of Statement 144 effective April 1, 2002. The adoption of Statement 144 did not have a material impact on the financial statements of the Company.

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

CHAD THERAPEUTICS, INC. (Registrant)

Date	8/07/02	/S/ Thomas E. Jones
Thomas E. Jones Chief Executive Officer

Date	8/07/02	/S/ Earl L. Yager
Earl L. Yager Chief Operating Officer, Chief Financial Officer and Secretary