Form 10-Q
period 2002-10-30
CHAD THERAPEUTICS INC
filed 2002-11-07
CIK 713492

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2002

Commission file number: 0-11363

CHAD THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

California (State of other jurisdiction of incorporation or organization)	95-3792700 (I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA 91311
(Address of principal executive offices)(Zip Code)

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

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2002 and March 31, 2002
(Unaudited)

ASSETS

	September 30,	March 31,
	2002	2002

Current Assets:
Cash	$1,404,000	$520,000
Accounts receivable, less allowance for doubtful accounts of $84,000 at September 30, 2002 and $76,000 at March 31, 2002	2,665,000	2,333,000
Income taxes refundable	—	995,000
Inventories (Note 2)	5,321,000	5,284,000
Prepaid expenses	358,000	315,000

Total current assets	9,748,000	9,447,000
Property and equipment, at cost	6,119,000	5,972,000
Less accumulated depreciation	4,658,000	4,320,000

Net property and equipment	1,461,000	1,652,000

Other assets, net	1,156,000	1,224,000

Total assets	$12,365,000	$12,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686,000	$777,000
Accrued expenses	1,108,000	1,169,000
Income taxes payable	9,000	4,000

Total current liabilities	1,803,000	1,950,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,068,000 and 10,059,000 shares issued and outstanding	13,106,000	13,097,000
Accumulated deficit	(2,544,000)	(2,724,000)

Total shareholders’ equity	10,562,000	10,373,000

Total liabilities and shareholders’ equity	$12,365,000	$12,323,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.

Condensed Statements of Operations
For the three months ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30

	2002	2001

Net sales	$4,763,000	$5,106,000
Cost of sales	2,706,000	3,234,000

Gross profit	2,057,000	1,872,000
Costs and expenses:
Selling, general and administrative	1,822,000	1,620,000
Research and development	225,000	200,000

Total costs and expenses	2,047,000	1,820,000

Operating income	10,000	52,000
Other income — interest income, net	5,000	17,000

Earnings before income taxes	15,000	69,000
Income tax expense	13,000	2,000

Net earnings	$2,000	$67,000

Basic earnings per share	$—	$.01

Diluted earnings per share	$—	$.01

Weighted shares outstanding:
Basic	10,068,000	10,053,000
Diluted	10,406,000	10,409,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.

Condensed Statements of Operations
For the six months ended September 30, 2002 and 2001
(Unaudited)

	Six Months Ended
	September 30

	2002	2001

Net sales	$9,726,000	$9,953,000
Cost of sales	5,518,000	6,355,000

Gross profit	4,208,000	3,598,000
Costs and expenses:
Selling, general and administrative	3,533,000	3,141,000
Research and development	488,000	405,000

Total costs and expenses	4,021,000	3,546,000

Operating income	187,000	52,000
Other income — interest income, net	9,000	31,000

Earnings before income taxes	196,000	83,000
Income tax expense	16,000	3,000

Net earnings	$180,000	$80,000

Basic earnings per share	$.02	$.01

Diluted earnings per share	$.02	$.01

Weighted shares outstanding:
Basic	10,068,000	10,053,000
Diluted	10,417,000	10,340,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.

Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2002
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance at March 31, 2002	10,059,000	$13,097,000	$(2,724,000)
Exercise of stock options	9,000	9,000	—
Net earnings	—	—	180,000

Balance at September 30, 2002	10,068,000	$13,106,000	$(2,544,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.

Condensed Statements of Cash Flows
For the six months ended September 30, 2002 and 2001
(Unaudited)

	Six Months Ended
	September 30

	2002	2001

Cash flows from operating activities:
Net earnings	$180,000	$80,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	338,000	418,000
Amortization of intangibles	55,000	57,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(332,000)	(1,007,000)
Decrease (increase) in inventories	(37,000)	258,000
Decrease (increase) in income taxes refundable	995,000	—
Decrease (increase) in prepaid expenses	(43,000)	89,000
Decrease (increase) in other assets	13,000	22,000
Increase (decrease) in accounts payable	(91,000)	749,000
Increase (decrease) in accrued expenses	(61,000)	(64,000)
Increase (decrease) in income taxes payable	5,000	(1,000)

Net cash provided by operating activities	1,022,000	601,000
Cash flows from investing activities:
Capital expenditures	(147,000)	(237,000)

Net cash used in investing activities	(147,000)	(237,000)

Cash flows from financing activities:
Exercise of stock options	9,000	—

Net cash provided by financing activities	9,000	—

Net increase in cash	884,000	364,000
Cash beginning of period	520,000	1,059,000

Cash end of period	$1,404,000	$1,423,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
September 30, 2002
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the six-month period ended September 30, 2002, are not necessarily indicative of the results expected for the year ended March 31, 2003. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2002, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2002, are summarized as follows:

	September 30	March 31

Finished goods	$1,056,000	935,000
Work-in-process	1,416,000	987,000
Raw materials	2,849,000	3,362,000

	$5,321,000	5,284,000

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2002	2001	2002	2001

Basic earnings per share:
Numerator — net earnings	$2,000	$67,000	$180,000	$80,000
Denominator — weighted average common shares outstanding	10,068,000	10,053,000	10,068,000	10,053,000

Basic earnings per share	$.00	$.01	$.02	$.01

Diluted earnings per share:
Numerator — net earnings	$2,000	$67,000	$180,000	$80,000
Denominator:
Weighted average common shares outstanding	10,068,000	10,053,000	10,068,000	10,053,000
Dilutive effect of common stock options	338,000	356,000	349,000	287,000

	10,406,000	10,409,000	10,417,000	10,340,000

Diluted earnings per share	$.00	$.01	$.02	$.01

CHAD THERAPEUTICS, INC.
September 30, 2002
(Unaudited)

3.	Earnings Per Common Share (cont’d)

Options to purchase 458,000 shares of common stock at prices ranging from $3.35 to $13.47 per share and 429,000 shares of common stock at prices ranging from $3.38 to $13.47 per share were not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

4.	Income Taxes

Income taxes for the period ended September 30, 2002, relate primarily to state income taxes which are provided for at an effective rate of 8.4%. The Company has federal and California net operating loss carryforwards of $673,000 and $2,640,000, respectively, against which a full valuation allowance has been recorded. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003, effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. Further, due to the retroactive nature of the law, California income taxes of $12,000 have been recorded in the quarter ended September 30, 2002, that relates to income earned in the quarter ended June 30, 2002.

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended Six		Months Ended
	September 30		September 30
	2002	2001	2002	2001

United States	$4,529,000	$4,833,000	$9,261,000	$9,129,000
Canada	68,000	92,000	105,000	195,000
Germany	5,000	25,000	18,000	334,000
Japan	66,000	52,000	117,000	123,000
All other countries	95,000	104,000	225,000	172,000

	$4,763,000	$5,106,000	$9,726,000	$9,953,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® conservers and OXYLITE® systems accounted for 73% and 54% of the Company’s sales for the six-month periods ended September 30, 2002 and 2001, respectively.

CHAD THERAPEUTICS, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

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

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

Results of Operations

Sales for the three and six month periods ended September 30, 2002 decreased by $343,000 (6.7%) and $227,000 (2.3%), respectively, as compared to the three and six month periods ended September 30, 2001. Sales for the three and six month periods ended September 30, 2001 increased by $1,972,000 (62.9%) and $3,854,000 (63.2%), respectively, from the comparable periods ended September 30, 2000. During the last two years, the Company has experienced a significant increase in sales of its conservers, primarily as a result of the introduction of the OXYMATIC 400 series conservers. Domestic unit sales of conservers for the six months ended September 30, 2002 increased 45% over the comparable period from the prior year; the increase in revenues from conserver sales for the period was 33% due to price reductions and the impact of national chain contract pricing (see below). The continuing increase in conserver sales was offset in 2002 by lower sales of the TOTAL O2 system, due in large part to the loss of a significant customer which was acquired by another company in October, 2001 (see below).

Sales to foreign distributors represented 8% and 5% of total sales for the six months ended September 30, 2002 and 2001, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars, except Canada.

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Four major national chains accounted for approximately 53% and 36% of the Company’s domestic sales for the six-month periods ended September 30, 2002 and 2001, respectively. One chain accounted for 26% and 18% of sales in 2002 and 2001, respectively, and one other chain accounted for 13% of sales in 2002. On July 31, 2002, a national chain accounting for less than 10% of sales in 2002 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). While the initial Plan proposes that the unsecured creditors be paid in full over a three year term with interest, no assurance can be given that the Plan as filed will be approved or that the payments will be made as proposed under the Plan. This chain is currently indebted to the Company for approximately $245,000. In addition, it is too early to determine what impact, if any, this reorganization proceeding will have on future sales by the Company to this chain. Margins on sales to national chains are generally lower due to quantity pricing. In certain instances, consolidation has resulted in reduced purchases as the former independent provider complies with the chain’s purchasing policies. To ensure continued awareness of the benefits of the Company’s products by chain head-quarters’ personnel, a

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

Results of Operations (cont’d)

proactive marketing and communication program is in effect with all of the major national chains.

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

The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues, however, further progress in this regard will be required before the TOTAL O2 system can realize its full market potential. In October 2001, a customer that was purchasing significant numbers of TOTAL O2 systems was acquired by a national chain that has discontinued those purchases, which has been a major factor in the decline in TOTAL O2 system sales in the current year. No estimates can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. The Company has approximately $997,000 in unamortized license fees related to the TOTAL O2 system. This asset is subject to the review discussed in Significant Accounting Policies — Intangible and Long-Lived Assets. In the event that the carrying value of this asset was determined to be impaired, a portion or all of the asset would be written off. For information that

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

Results of Operations (cont’d)

may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks — New Products.

Cost of sales as a percent of net sales decreased from 63.3% to 56.8% and from 76.6% to 63.3% for the three-month periods ended September 30, 2002 and 2001 and decreased from 63.9% to 56.7% and from 76.6% to 63.9% for the six-month periods ended September 30, 2002 and 2001, respectively, as compared to the prior year’s periods. Both periods were primarily affected by increased sales volume while 2002 was also affected by the product mix as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures increased from $1,620,000 (32% of sales) to $1,822,000 (38% of sales) and from $1,268,000 (40% of sales) to $1,620,000 (32% of sales) for the three-month periods ended September 30, 2002 and 2001 and increased from $3,141,000 (32% of sales) to $3,533,000 (36% of sales) and from $2,549,000 (40% of sales) to $3,141,000 (32% of sales) for the six-month periods ended September 30, 2002 and 2001, respectively. The increases are primarily the result of variable selling expenses that fluctuate directly with sales volume and $165,000 in proxy contest expenses incurred during the three and six month periods ended September 30, 2002. The Company’s cost reduction efforts over the past two years, including reductions in personnel, should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $25,000 and $83,000 for the three and six month periods ended September 30, 2002 and 2001, as compared to the prior year’s periods. Currently, management expects research and development expenditures to total approximately $1,000,000 in the fiscal year ending March 31, 2003, on projects to enhance and expand the Company’s product line. Interest income decreased $12,000 and $22,000 for the three and six month periods ended September 30, 2002, respectively, as compared to the prior year’s periods due to generally lower cash balances than in the prior year and lower interest rates in the current year.

At September 30, 2002, the Company had fully utilized its net operating loss carrybacks and had approximately $673,000 and $2,640,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income. In the fourth quarter of 2002, the Company recorded an income tax benefit of $995,000 that resulted from recently enacted federal income tax regulations extending the carryback periods for operating losses incurred in 2002 and 2001. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003 effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. Further, due to the retroactive nature of the law, California income taxes of $12,000 have been recorded in the quarter ended September 30, 2002, that relates to income earned in the quarter ended June 30, 2002.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

Financial Condition

At September 30, 2002, the Company had cash totaling $1,404,000 or 11% of total assets, as compared to $520,000 (5% of total assets) at March 31, 2002. Net working capital increased from $7,497,000 at March 31, 2002 to $7,945,000 at September 30, 2002. Accounts receivable increased $332,000 during the period ended September 30, 2002, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $37,000. This increase relates primarily to purchase of raw materials to keep up with increasing sales demand. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

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

Allowance for doubtful accounts — the Company provides a reserve against receivables for estimated losses that may result from our customers’ inability to pay. The amount of the reserve is based on an analysis of known uncollectible accounts, aged receivables, historical losses and credit-worthiness. Amounts later determined and specifically identified to be uncollectable are

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

Significant Accounting Policies (cont’d)

charged or written off against this reserve. The likelihood of material losses is dependent on general economic conditions and numerous factors that affect individual accounts.

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

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, Sequoia and CYPRESS OXYPneumatic conservers, the TOTAL O2 Delivery System and the Company is currently developing additional new products. The success of these products will depend upon the health care community’s perception of such products capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product,

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

New Products (cont’d)

the Company’s ability to successfully promote the OXYMATIC 400, Sequoia and CYPRESS OXYPneumatic series conservers, the TOTAL O2 Delivery System and other new products cannot be determined at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 53% of the Company’s domestic sales during the six-month period ended September 30, 2002. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

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

September 30, 2002

Potential Changes in Administration of Health Care (cont’d)

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

Protection of Intellectual Property Rights

The Company pursues a policy of protecting its intellectual property changes in reimbursement levels will affect the home oxygen industry and there can be rights through a combination of patents, trademarks, trade secret laws and confidentiality agreements. The Company considers the protection of its proprietary rights and the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent rights of others could have an adverse impact upon the Company’s business.

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

Evaluation of Intangible Assets

The Company has approximately $997,000 in unamortized license fees related to the TOTAL O2 system. This asset is subject to the review discussed in Significant Accounting Policies — Intangible and Long-Lived Assets. In the event that the carrying value of this asset was determined to be impaired, a portion or all of the asset would be written off.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 effective August 1, 2002, and the adoption of this standard did not have an impact on our financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

     Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report on Form 10-Q (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2002

PART II

     Item 6. Exhibits and Reports on Form 8-K

(a)  99.1 Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, INC.

(Registrant)

Date 11/06/02	/s/ Thomas E. Jones

Thomas E. Jones Chief Executive Officer

Date 11/06/02	/s/ Earl L. Yager

Earl L. Yager Chief Operating Officer, Chief Financial Officer and Secretary

I, Thomas E. Jones, as Chief Executive Officer of CHAD Therapeutics, Inc. (the “Company”), hereby certify, pursuant to Rule 13a-14 (17 CFR 240.13a-14), that:

(1)	I have reviewed this quarterly report on Form 10-Q of CHAD Therapeutics, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/Thomas E. Jones

Thomas E. Jones Chief Executive Officer of CHAD Therapeutics, Inc.

I, Earl L. Yager, as Chief Financial Officer of CHAD Therapeutics, Inc. (the “Company”), hereby certify, pursuant to Rule 13a-14 (17 CFR 240.13a-14), that:

(1)	I have reviewed this quarterly report on Form 10-Q of CHAD Therapeutics, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Earl L. Yager

Earl L. Yager Chief Financial Officer of CHAD Therapeutics, Inc.

Exhibit Index

Exhibit No.	Exhibit Index Document

99.1	Certification pursuant to 18 U.S.C. Section 1350