Form 10-Q
period 2002-12-31
CHAD THERAPEUTICS INC
filed 2003-02-06
CIK 713492

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2002

Commission file number: 1-12214

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares	10,076,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2002 and March 31, 2002
(Unaudited)

	December 31,	March 31,
	2002	2002

ASSETS
Current Assets:
Cash	$1,538,000	$520,000
Accounts receivable, less allowance for doubtful accounts of $107,000 at December 31, 2002 and $76,000 at March 31, 2002	2,825,000	2,333,000
Income taxes refundable	—	995,000
Inventories (Note 2)	5,178,000	5,284,000
Prepaid expenses	770,000	315,000

Total current assets	10,311,000	9,447,000
Property and equipment, at cost	6,166,000	5,972,000
Less accumulated depreciation	4,817,000	4,320,000

Net property and equipment	1,349,000	1,652,000

Other assets, net	1,156,000	1,224,000

Total assets	$12,816,000	$12,323,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$780,000	$777,000
Accrued expenses	1,204,000	1,169,000
Income taxes payable	31,000	4,000

Total current liabilities	2,015,000	1,950,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,076,000 and 10,059,000 shares issued and outstanding	13,117,000	13,097,000
Accumulated deficit	(2,316,000)	(2,724,000)

Total shareholders’ equity	10,801,000	10,373,000

Total liabilities and shareholders’ equity	$12,816,000	$12,323,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2002 and 2001
(Unaudited)

	Three Months Ended
	December 31

	2002	2001

Net sales	$4,931,000	$4,669,000
Cost of sales	2,790,000	2,817,000

Gross profit	2,141,000	1,852,000
Costs and expenses:
Selling, general and administrative	1,690,000	1,582,000
Research and development	207,000	200,000

Total costs and expenses	1,897,000	1,782,000

Operating income	244,000	70,000
Other income — interest income, net	6,000	12,000

Earnings before income taxes	250,000	82,000
Income tax expense	22,000	1,000

Net earnings	$228,000	$81,000

Basic earnings per share	$.02	$.01

Diluted earnings per share	$.02	$.01

Weighted shares outstanding:
Basic	10,073,000	10,053,000
Diluted	10,364,000	10,738,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the nine months ended December 31, 2002 and 2001
(Unaudited)

	Nine Months Ended
	December 31

	2002	2001

Net sales	$14,657,000	$14,622,000
Cost of sales	8,308,000	9,172,000

Gross profit	6,349,000	5,450,000
Costs and expenses:
Selling, general and administrative	5,223,000	4,723,000
Research and development	695,000	605,000

Total costs and expenses	5,918,000	5,328,000

Operating income	431,000	122,000
Other income — interest income, net	15,000	43,000

Earnings before income taxes	446,000	165,000
Income tax expense	38,000	4,000

Net earnings	$408,000	$161,000

Basic earnings per share	$.04	$.02

Diluted earnings per share	$.04	$.02

Weighted shares outstanding:
Basic	10,070,000	10,053,000
Diluted	10,398,000	10,473,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2002
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance at March 31, 2002	10,059,000	$13,097,000	$(2,724,000)
Exercise of stock options	17,000	20,000	—
Net earnings	—	—	408,000

Balance at December 31, 2002	10,076,000	$13,117,000	$(2,316,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the nine months ended December 31, 2002 and 2001
(Unaudited)

	Nine Months Ended
	December 31

	2002	2001

Cash flows from operating activities:
Net earnings	$408,000	$161,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	497,000	622,000
Amortization of intangibles	83,000	86,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(492,000)	(726,000)
Decrease (increase) in inventories	106,000	(1,153,000)
Decrease (increase) in income taxes refundable	995,000	—
Decrease (increase) in prepaid expenses	(455,000)	187,000
Decrease (increase) in other assets	(15,000)	(1,000)
Increase (decrease) in accounts payable	3,000	678,000
Increase (decrease) in accrued expenses	35,000	(31,000)
Increase (decrease) in income taxes payable	27,000	—

Net cash provided by (used in) operating activities	1,192,000	(177,000)
Cash flows from investing activities:
Capital expenditures	(194,000)	(312,000)

Net cash used in investing activities	(194,000)	(312,000)

Cash flows from financing activities:
Exercise of stock options	20,000	—

Net cash provided by financing activities	20,000	—

Net Increase (decrease) in cash	1,018,000	(489,000)
Cash beginning of period	520,000	1,059,000

Cash end of period	$1,538,000	$570,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
December 31, 2002
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the nine-month period ended December 31, 2002, are not necessarily indicative of the results expected for the year ended March 31, 2003. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2002, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2002, are summarized as follows:

	December 31	March 31

Finished goods	$932,000	935,000
Work-in-process	1,472,000	987,000
Raw materials	2,774,000	3,362,000

	$5,178,000	5,284,000

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

Basic earnings per share:
Numerator-net earnings	$228,000	$81,000	$408,000	$161,000
Denominator-weighted average common shares outstanding	10,073,000	10,053,000	10,070,000	10,053,000

Basic earnings per share	$.02	$.01	$.04	$.02

Diluted earnings per share:
Numerator-net earnings	$228,000	$81,000	$408,000	$161,000
Denominator:
Weighted average common shares outstanding	10,073,000	10,053,000	10,070,000	10,053,000
Dilutive effect of common stock options	291,000	685,000	328,000	420,000

	10,364,000	10,738,000	10,398,000	10,473,000

Diluted earnings per share	$.02	$.01	$.04	$.02

CHAD THERAPEUTICS, INC.
December 31, 2002
(Unaudited)

3.	Earnings Per Common Share (cont’d)

Options to purchase 551,000 shares of common stock at prices ranging from $2.75 to $13.47 per share and 447,000 shares of common stock at prices ranging from $3.14 to $13.47 per share were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

4.	Income Taxes

Income taxes for the nine month period ended December 31, 2002, relate primarily to state income taxes which are provided for at an effective rate of 8.5%. The Company has federal and California net operating loss carryforwards of $423,000 and $2,640,000, respectively, against which a full valuation allowance has been recorded. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003, effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004.

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

United States	$4,726,000	$4,446,000	$13,987,000	$13,575,000
Canada	70,000	38,000	175,000	233,000
Germany	21,000	12,000	39,000	346,000
Japan	49,000	113,000	166,000	236,000
All other countries	65,000	60,000	290,000	232,000

	$4,931,000	$4,669,000	$14,657,000	$14,622,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® conservers and OXYLITE® systems accounted for 75% and 60% of the Company’s sales for the nine-month periods ended December 31, 2002 and 2001, respectively.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been significantly affected during the past several years by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, contributed to an erosion of the Company’s market share, as devices that were less expensive but which provided lower oxygen savings (or, in some cases, did not truly provide ambulatory oxygen) prospered in this environment. The Company’s market share for conservers was also affected by the introduction of competing devices that offered features not available on the OXYMATIC 301, which was the Company’s primary product in this market until July of 2000.

In 1998 the Company introduced the TOTAL O2 Delivery System, which combines the benefits of an oxygen concentrator with a system enabling patients to refill their portable cylinders. Initial sales of the TOTAL O2 system by home oxygen dealers were slowed by several factors discussed below.

In order to address this situation, the Company implemented a four-part strategy:

•	Introduction of the OXYMATIC 400 series in July 2000 with improved features, which, in the Company’s view, have placed these oxygen conservers at the forefront of the industry;

•	Development of additional oxygen conserver models, including the CYPRESS OXYPneumatic conserver introduced in July, 2002, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with greater focus on improving the performance of component suppliers; and

•	Cost cutting to align the Company’s operating expenses more closely with its revenue profile.

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

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Results of Operations

Sales for the three and nine month periods ended December 31, 2002 increased by $262,000 (5.6%) and $35,000 (0.2%), respectively, as compared to the three and nine month periods ended December 31, 2001. Sales for the three and nine month periods ended December 31, 2001 increased by $1,912,000 (69.4%) and $5,766,000 (65.1%), respectively, from the comparable periods ended December 31, 2000. During the last two years, the Company has experienced a significant increase in sales of its conservers, primarily as a result of the introduction of the OXYMATIC 400 series conservers. Domestic unit sales of conservers for the nine months ended December 31, 2002 increased 43% over the comparable period from the prior year; the increase in revenues from conserver sales for the period was 26% due to price reductions and the impact of national chain contract pricing (see below). In July 2002, the Company began sales of its first pneumatic conserver; generally, pneumatic conservers have a lower average selling price than electronic conservers. The continuing increase in conserver sales was offset in 2002 by lower sales of the TOTAL O2 system, due in large part to the loss of a significant customer which was acquired by another company in October, 2001 (see below).

Sales to foreign distributors represented 7% and 5% of total sales for the nine months ended December 31, 2002 and 2001, respectively. Currently, management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars, except Canada.

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. As major national and regional home medical equipment chains attempt to secure managed care contracts and improve their market position, they have expanded their distribution networks through the acquisition of independent dealers in strategic areas. Four major national chains accounted for approximately 55% and 34% of the Company’s domestic sales for the nine month periods ended December 31, 2002 and 2001, respectively. One chain accounted for 27% and 19% of sales in the nine month periods ended December 31, 2002 and 2001, respectively, and one other chain accounted for 14% of sales in the December 2002 nine month period. On July 31, 2002, a national chain accounting for less than 10% of sales in 2002 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). While the initial Plan proposes that the unsecured creditors be paid in full over a three year term with interest, no assurance can be given that the Plan as filed will be approved or that the payments will be made as proposed under the Plan. This chain is currently indebted to the Company for approximately $245,000. In addition, it is too early to determine what impact, if any, this reorganization proceeding will have on future sales by the Company to this chain. Margins on sales to national chains are generally lower due to quantity pricing. In certain

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Results of Operations (cont’d)

instances, consolidation has resulted in reduced purchases as the former independent provider complies with the chain’s purchasing policies. To ensure continued awareness of the benefits of the Company’s products by chain head-quarters’ personnel, a proactive marketing and communication program is in effect with all of the major national chains.

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

The TOTAL O2 system provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. This should provide home care dealers with means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues, however, further progress in this regard will be required before the TOTAL O2 system can realize its full market potential. In October 2001, a customer that was purchasing significant numbers of TOTAL O2 systems was acquired by a national chain that has discontinued those purchases, which has been a major factor in the decline in TOTAL O2 system sales in the current year. No estimates can currently be made regarding the level of success the Company may achieve with the TOTAL O2 system. The Company has approximately $971,000 in unamortized license fees related to the TOTAL O2 system. This asset is subject to the review discussed in Significant Accounting Policies — Intangible and Long-Lived Assets. In the event that the carrying value of this asset was determined to be impaired, a portion or all of the asset would be written off. While no assurances can be given, management currently believes that with the steps being taken to resolve

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Results of Operations (cont’d)

the manufacturing and supplier issues discussed above, that cash flows from future sales of the TOTAL O2 system should be sufficient to cover the carrying amount of this asset. Management will continue to monitor TOTAL O2 sales to determine if the remaining value in the capitalized license fee will be recoverable. For information that may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks — New Products.

Cost of sales as a percent of net sales decreased from 60.3% to 56.6% and from 80.1% to 60.3% for the three-month periods ended December 31, 2002 and 2001 and decreased from 62.7% to 56.7% and from 77.7% to 62.7% for the nine month periods ended December 31, 2002 and 2001, respectively, as compared to the prior year’s periods. Both periods were primarily affected by increased sales volume while the periods ended December 31, 2002 were also affected by the product mix as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures increased from $1,582,000 (34% of sales) to $1,690,000 (34% of sales) and from $1,268,000 (46% of sales) to $1,582,000 (34% of sales) for the three-month periods ended December 31, 2002 and 2001 and increased from $4,723,000 (32% of sales) to $5,223,000 (36% of sales) and from $3,817,000 (43% of sales) to $4,723,000 (32% of sales) for the nine-month periods ended December 31, 2002 and 2001, respectively. The increases are primarily the result of variable selling expenses that fluctuate directly with sales volume and $165,000 in proxy contest expenses incurred during the nine month period ended December 31, 2002. The Company’s cost reduction efforts over the past two years should align staffing and operating expenses more closely with current sales expectations, but will be offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $7,000 and $90,000 for the three and nine month periods ended December 31, 2002, as compared to the prior year’s periods. Currently, management expects research and development expenditures to total approximately $1,000,000 in the fiscal year ending March 31, 2003, on projects to enhance and expand the Company’s product line. Interest income decreased $6,000 and $28,000 for the three and nine month periods ended December 31, 2002, respectively, as compared to the prior year’s periods due to generally lower overall balances than in the prior year and lower interest rates in the current year.

At December 31, 2002, the Company had fully utilized its net operating loss carrybacks and had approximately $423,000 and $2,640,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates taxable income. In the fourth quarter of 2002, the Company recorded an income tax benefit of $995,000 that resulted from recently enacted federal income tax regulations extending the carryback periods for operating losses incurred in 2002 and 2001. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003 effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Financial Condition

At December 31, 2002, the Company had cash totaling $1,538,000 or 12% of total assets, as compared to $520,000 (5% of total assets) at March 31, 2002. Net working capital increased from $7,497,000 at March 31, 2002 to $8,296,000 at December 31, 2002. Cash provided by and used in operations amounted to $1,192,000 and $177,000 for the nine months ended December 31, 2002 and 2001, respectively. In the nine month period in 2002, the Company had net earnings of $408,000 and recovered $997,000 related to income tax refunds. The income tax refund is not expected to recur in future periods. In 2001, the Company had net earnings of $161,000. Operating cash was increased by depreciation and amortization expense of $708,000, but this was offset by an increase in inventories in the amount of $1,153,000. Accounts receivable increased $492,000 during the period ended December 31, 2002, due to the increase in sales and specifically the increase in sales to national chain accounts. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $106,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

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

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes that the following discussion addresses the

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Significant Accounting Policies (cont’d)

accounting policies and estimates that are most important in the portrayal of the Company’s financial condition and results.

Allowance for doubtful accounts — the Company provides a reserve against receivables for estimated losses that may result from our customers’ inability to pay. The amount of the reserve is based on an analysis of known uncollectible accounts, aged receivables, historical losses and credit-worthiness. Amounts later determined and specifically identified to be uncollectable are charged or written off against this reserve. The likelihood of material losses is dependent on general economic conditions and numerous factors that affect individual accounts.

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

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

New Products (cont’d)

OXYMATIC 400 series, the SEQUOIA and CYPRESS OXYPneumatic conservers, and the TOTAL O2 Delivery System; the Company is currently developing additional new products. The success of these products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote the OXYMATIC 400, Sequoia and CYPRESS OXYPneumatic series conservers, the TOTAL O2 Delivery System and other new products cannot be determined at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 55% of the Company’s domestic sales during the nine-month period ended December 31, 2002. For information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

Competition

Chad’s success in the early 1990’s has drawn new competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products which do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. No assurance can be given that increased competition in the home oxygen market will not have an adverse affect on the Company’s operations.

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

December 31, 2002

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain of such bills have been introduced in Congress, including various proposals for competitive bidding, and various state legislatures. Because of the uncertain state of health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

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

Availability and Reliability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms; the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. From time to time, the Company has experienced problems with the reliability of components produced by third party suppliers. The Company’s agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the Company will not suffer a material disruption in the supply of parts required for its products.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

Evaluation of Intangible Assets

The Company has approximately $971,000 in unamortized license fees related to the TOTAL O2 system. This asset is subject to the review discussed in Significant Accounting Policies — Intangible and Long-Lived Assets. In the event that the carrying value of this asset was determined to be impaired, a portion or all of the asset would be written off.

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

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, which we have adopted for our condensed consolidated financial statements included in this Form 10-Q Report. The initial recognition and initial measurement requirements of FIN 45

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2002

are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s financial statements

Additional Risk Factors

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

CHAD THERAPEUTICS, INC. (Registrant)

Date 02/06/03	/S/ Thomas E. Jones Thomas E. Jones Chairman and Chief Executive Officer

Date 02/06/03	/S/ Earl L. Yager Earl L. Yager President, Chief Financial Officer and Secretary

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

Date: February 6, 2003	/S/Thomas E. Jones

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

Date: February 6, 2003	/S/Earl L. Yager

Earl L. Yager Chief Financial Officer of CHAD Therapeutics, Inc.

Exhibit Index

Exhibit No.	Exhibit Index Document

99.1	Certification pursuant to 18 U.S.C. Section 1350