Form 10-K
period 2003-03-31
CHAD THERAPEUTICS INC
filed 2003-06-23
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee Required) for the fiscal year ended March 31, 2003

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(No Fee Required) for the transition period from           to

Commission file number 1-12214

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

Common Shares, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 16, 2003 (based on the closing price of such stock on the American Stock Exchange on such date) was $17,532,000.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of June 12, 2003:

Common Shares	10,076,000

     Portions of the Registrant’s definitive Proxy Statement for its September 9, 2003, Shareholders’ meeting (“Proxy Statement”) (which Proxy Statement has not been filed as of the date hereof) are incorporated into Part III as set forth herein. Portions of the Registrant’s Annual Report to Shareholders for the year ended March 31, 2003 (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

PART I

Item 1. Business

          Chad Therapeutics, Inc. (“CHAD” or the “Company”) was organized in August, 1982, to develop, produce and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and has introduced additional respiratory care devices in subsequent years.

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

          According to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) between 1980 and 1990 the death rate from COPD increased by 22 % in the United States and by 1998 had increased another 27%.

          More recently, the American Lung Association reported that in 2001 there were 14.1 million Americans suffering from COPD, which is the fourth leading cause of death in the United States and claimed the lives of over 115,000 people that year. This report also notes that in 2001 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $32.1 billion.

          Although precise data are not available, various individual and institutional sources and reports estimate that there are more than 1 million home care patients receiving supplementary administration of oxygen. Total dealer revenues for home oxygen therapy were estimated at over $2 billion for 1996. Medicare, which accounts for about 60% of home oxygen dealers’ revenues, spent approximately $1.8 billion in 2002 for home oxygen according to a report by the Centers for Medicare and Medicaid Services Office of Actuary. This represented a 13% increase over the previous year according to the report.

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

          In January, 1998, the monthly amount that Medicare reimburses for home oxygen was reduced by 25% and an additional 5% reduction was implemented in January, 1999. While the long term impact of this reduction may be to cause home care dealers to seek products that provide even greater cost saving efficiencies, the concerns over the size of these cuts, in many cases, resulted in the provision of systems to patients that do not provide truly ambulatory oxygen.

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

          In hospitals the OXYMIZER devices are used for maintenance of certain patients requiring higher flow levels of oxygen without having to resort to uncomfortable oxygen masks.

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

          CYPRESS OXYPneumatic® Conservers. In July, 2002, the company began marketing the CYPRESS pneumatic conserver, which allows the Company to compete in the pneumatic segment of the conserver market for the first time. This device incorporates no electronic parts, thus eliminating the need for batteries. It is lightweight, small and allows the use of a standard single-lumen cannula, unlike many other pneumatic conservers that require special cannulas. The CYPRESS conserver provides flow rates from one to six liters per minute and oxygen savings greater than 3:1 over continuous flow oxygen.

          Sales of OXYMATIC electronic and CYPRESS OXYPneumatic conservers accounted for approximately 72% of the Company’s sales in 2003. Sales of OXYMATIC electronic conservers accounted for approximately 60% and 42% of the Company’s sales in 2002 and 2001, respectively.

          OXYLITE® Complete Portable Oxygen System. The Company also markets OXYLITE complete portable oxygen systems. The components of these systems are sold separately and combine an OXYMATIC electronic or CYPRESS pneumatic conserver with small, lightweight oxygen cylinders and lightweight pressure regulators in an attractive carrying pouch.

          The OXYMATIC electronic and CYPRESS pneumatic conservers extend the time the contents of the cylinders will last over continuous flow oxygen. They provide ambulatory patients with greater mobility and less weight. These systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply.

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

          TOTAL O2® Delivery System. In January, 1998, the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. The TOTAL O2 Delivery System was designed to provide home care dealers with a means to deal with the 25% and 5% cuts in home oxygen reimbursement that went into effect on January 1, 1998 and 1999, respectively, by allowing them to reduce the monthly cost of servicing patients while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

          Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and supplier issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues. Nonetheless, the Company has still not achieved the level of sales originally anticipated for this product and now believes its success will be dependent on the healthcare community’s acceptance of this technology and willingness to substitute a higher capital acquisition cost for lower operating costs. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook:Issues & Risks - New Product in the Company’s Annual Report to Shareholders.

          The technology for each of the devices described above has been licensed from the inventors thereof, with the exception of the CYPRESS OXYPneumatic conserver, which belongs to the Company. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O2 system. See “Licensing and Related Agreements”.

          Other Products. The Company also offers a variety of ancillary products that support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing and assorted carrying pouches. In addition, with a field sales force of manufacturer’s representatives and direct sales representatives covering the entire United States (see “Marketing”) the Company will utilize this team as part of a strategy to market and sell additional products that are targeted for the Company’s current customer base, the homecare provider.

Products Under Development

          It is the Company’s objective to continuously improve and add to its oxygen conserving and related products. During the fiscal year ended March 31, 2000, the Company entered into contracts with outside vendors to develop two new products in the oxygen conserver field. During the fiscal year ended March 31, 2003 the Company entered into contracts with outside vendors to develop products in the home oxygen market and sleep disorder market. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

          For the year ended March 31, 2003, the Company expended approximately $989,000 on research and development and has expended approximately $6,327,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,430,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

Licensing and Related Agreements

          The Company has entered into license agreements (the “Inventors License Agreements”) with Brian L. Tiep, M.D., Robert E. Phillips and Ben A. Otsap, the inventors of the OXYMIZER device (the “Inventors”), with respect to that device and each of the additional oxygen conserving devices developed by them. At the present time, the Company has licensed the OXYMATIC conserver, thereby acquiring exclusive rights to manufacture and market such product.

          Pursuant to the Inventors License Agreements, the Inventors grant to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device. The Inventors License Agreements provide that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of 6% on amounts up to $10 million and 3% on amounts of $10 million or more. The Inventors License Agreements also provide that the Company pay minimum advance royalties for each license year in the amount of $10,000 for each year. The advance payments are to be applied toward royalties payable for the corresponding license year. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement.

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

          Production of the OXYMATIC 300 series, 2400 and 400 series conservers and the CYPRESS pneumatic conservers are being handled internally with only a portion of the electronic assembly for electronic conservers being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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

          The Company is not aware of any shortages of materials necessary for the manufacture of its products. The Company provides customers the right to return merchandise for credit and requires payment within a time frame consistent with industry standards. The Company provides warranties for certain of its products based on industry standards and accrues for the estimated expenses associated with those warranties based on the best information available, primarily historical claims experience.

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

          Homecare dealers have reportedly increased their revenues by assembling small portable systems incorporating the Company’s OXYMATIC electronic conserver or CYPRESS pneumatic conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting portable systems have both high professional and patient acceptance which allows the supplier promoting these products to attract new and additional customers. The Company has been advised that medical professionals, who frequently refer patients to specific home oxygen suppliers, find that these systems assist patients in more easily complying with prescribed exercise programs and help them to achieve the therapeutic benefits of maintaining a lifestyle as normal as possible. Patients, most of whom are free to select their oxygen supplier, are reportedly receptive to changing suppliers in order to obtain equipment that will allow them to travel and maintain their quality of life.

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

          The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Vice President of Sales & Marketing, two regional sales managers, an art and media manager, a marketing manager, a Customer Relations Manager and six in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of direct sales representatives and independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of 4 direct sales representatives and 38 manufacturer’s sales representatives with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

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

Customers, Backlog and Orders

          The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 home oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 40% are represented by three major national chain accounts. No one customer exceeded 10% of net sales in 2001. One national chain customer accounted for 26% and 20% of net sales during 2003 and 2002, respectively, and one other chain accounted for 13% of sales in 2003.

Financial Information Relating to Foreign and
Domestic Operations and Export Sales

	2003	2002	2001

Sales (thousands):
United States	$18,639	17,904	10,368
Canada	307	265	192
Japan	207	240	639
Germany	46	289	751
All other countries	342	308	450

Total	$19,541	19,006	12,400

          All identifiable assets are located in the United States.

          At March 31, 2003, the Company had no backlog of orders for any of its products. The Company presently endeavors to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that maintaining such levels of inventory is necessary to meet the requirements of its customers.

Competition

          The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market - liquid oxygen usage. Several companies, including Caire Inc. and Puritan Bennett market small (3.4 to 5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices which double the useful life of these systems. Some of these companies have substantially greater marketing and financial resources than the Company. However, these units are more expensive than systems utilizing the OXYMATIC conservers and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

          Several of these competitors are now marketing conservers in direct competition with the Company’s OXYMATIC electronic and CYPRESS pneumatic conservers. Some of these conservers only provide 2:1 to 3:1 savings ratios. As a result, these units while weighing about the same as the OXYMATIC conserver provide only 1/3 or 1/2 as much ambulation time. In addition, the Company is aware of two companies marketing oxygen conserving devices which claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company’s products. In addition, some of these competitors had introduced conservers with features not found in the Company’s products prior to the introduction of the OXYMATIC 400 series conservers. While the reliability and superior conservation of the OXYMATIC conservers partially offset these advantages, some of these companies have attained market share at the Company’s expense. The Company does not know the level of sales achieved by these companies.

          There are several other types of portable oxygen systems which compete with the Company’s OXYMATIC conservers but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limits their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three feet high, weighs over 20 lbs., and provides an average patient with less than 5 hours of oxygen. These systems are enjoying some level of success due to their lower unit price advantage. The OXYMATIC electronic and CYPRESS pneumatic conservers allow the use of smaller, lighter cylinders and thus provides greater mobility.

          Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 7.3 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. In addition, the patient must remain within range of the base unit for refilling, unlike with the OXYLITE systems with which a patient can take ass many cylinders as needed to provide the amount of time necessary to be away from their base unit.

          The Company is aware of one combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O2 system by Invacare. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. The Company does not know the level of sales achieved by Invacare for this system.

Patents and Trademarks

          The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original the OXYMATIC conserver, the CYPRESS OXYPneumatic conserver and the TOTAL O2 Delivery System. A number of foreign patent applications pertaining to the Company’s activities have also been issued.

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

          Through patent searches, contacts in the industry and representations and indemnities received from licensors and development partners, the Company seeks to ensure that its products do not infringe on the intellectual property rights claimed by others. However, interpretation of the scope and validity of existing patent rights may differ, and no assurance can be given that the Company products will in all cases not infringe on the rights of others. Moreover, any dispute regarding potential infringement may require substantial management and financial resources to defend.

          The Company has obtained U.S. registration for the trademarks “OXYMIZER”, “OXYMATIC”, “OXYPneumatic”, “CHAD”, “OXYCOIL” and “TOTAL O2”. A series of foreign applications to register the trademark “OXYMIZER” in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

          The commercialization of the OXYMIZER, OXYMATIC, CYPRESS and TOTAL O2 devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.

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

          The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the CYPRESS OXYPneumatic conserver, the OXYCOIL and the TOTAL O2 Delivery System; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the CYPRESS OXYPneumatic, the OXYCOIL and TOTAL O2 Delivery System as Class II devices.

Employees

          As of June 12, 2003, CHAD had 107 full-time employees and 3 part-time employees. Seventy-six of the Company’s employees are engaged in manufacturing and the remaining are engaged in marketing, sales, administration and management. None of the Company’s employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2. Properties.

          The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $31,000 pursuant to a lease expiring in June, 2008. Management believes this facility should adequately handle the Company’s needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

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

Item 13. Certain Relationships and Related Transactions.

          None.

Item 14. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report on Form 10-K (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1) Financial Statements.

          Included in Part II of this Report:

               Independent Auditors’ Report

               Balance Sheets — March 31, 2003 and 2002

               Statements of Operations — Years ended March 31, 2003, 2002 and 2001.

               Statements of Shareholders’ Equity — Years ended March 31, 2003, 2002 and 2001.

               Statements of Cash Flows — Years ended March 31, 2003, 2002 and 2001.

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

13.1 Annual Report to Shareholders for the year ended March 31, 2003.

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

28.6 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class 2 device.***

28.7 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device*******

28.9 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class 2 device********

28.10 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class 2 devices********

28.11 Letter from the FDA authorizing the Company to market the TOTAL 02 Post Valve Cylinders*********

28.12 Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver

     (b)  Reports on Form 8-K - None filed.

     (c)  Index to Exhibits.

     (d)  Financial Statement Schedules - None

*	Previously filed as an Exhibit to the Registrants’ Registration Statement on Form S-18, File No. 2-83926.

**	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1984.

***	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1986.

****	Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1993.

*****	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

*******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

*********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 20th day of June, 2003.

CHAD THERAPEUTICS, INC.

By	/s/ Thomas E. Jones
Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Jones Thomas E. Jones	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 20, 2003

/s/ Earl L. Yager Earl L. Yager	President, Chief Financial Officer and Secretary and Director (Principal Financial and Accounting Officer)	June 20, 2003

/s/ David L. Cutter David L. Cutter	Director	June 20, 2003

/s/ John C. Boyd John C. Boyd	Director	June 20, 2003

/s/ Norman Cooper Norman Cooper	Director	June 20, 2003

/s/ Philip Wolfstein Philip Wolfstein	Director	June 20, 2003

/s/ James M. Brophy James M. Brophy	Director	June 20, 2003

I, Thomas E. Jones, as Chief Executive Officer of CHAD Therapeutics, Inc. (the “Company”), certify that:

(1)	I have reviewed this annual report on Form 10-K of CHAD Therapeutics, Inc.;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	/S/Thomas E. Jones Thomas E. Jones
Chief Executive Officer of CHAD Therapeutics, Inc.

I, Earl L. Yager, as Chief Financial Officer of CHAD Therapeutics, Inc. (the “Company”), certify that:

(5)	I have reviewed this annual report on Form 10-K of CHAD Therapeutics, Inc.;

(6)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(7)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(8)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(6)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003	/S/Earl L. Yager Earl L. Yager
Chief Financial Officer of CHAD Therapeutics, Inc.

Exhibit Index

	Exhibit Index	Sequentially
Exhibit No.	Document	Numbered Page

13.1	Annual Report to Shareholders for the year ended March 31, 2003

23.1	Consent of Independent Accountants

28.11	Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver