Form 10-K/A
period 2003-03-31
CHAD THERAPEUTICS INC
filed 2003-07-10
CIK 713492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10 — K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended March 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to __________

Commission file number 0-11363

Chad Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

California	95-3792700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 882-0883

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $.01 par value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant on June 16, 2003 (based on the average over-the-counter bid and asked prices of such stock on such date) was $17,532,000.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (3) Exhibits.

This first amendment to the Form 10-K for the year ended March 31, 2003, is being filed to provide the following exhibit:

     10.29 Amended and Restated Employment Agreement with Thomas E. Jones

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 10th day of July, 2003.

CHAD THERAPEUTICS, INC.

By	/s/ Thomas E. Jones

Thomas E. Jones, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jones Thomas E. Jones	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	July 10, 2003

/s/ Earl L. Yager Earl L. Yager	President, Chief Financial Officer and Secretary and Director (Principal Financial and Accounting Officer)	July 10, 2003

/s/ David L. Cutter David L. Cutter	Director	July 10, 2003

/s/ John C. Boyd John C. Boyd	Director	July 10, 2003

/s/ Norman Cooper Norman Cooper	Director	July 10, 2003

/s/ Philip Wolfstein Philip Wolfstein	Director	July 10, 2003

/s/ James M. Brophy James M. Brophy	Director	July 10, 2003

Exhibit Index

	Exhibit Index	Sequentially
Exhibit No.	Document	Numbered Page

10.29	Amended and Restated Employment Agreement with Thomas E. Jones

5