Form 10-Q
period 2003-06-30
CHAD THERAPEUTICS INC
filed 2003-08-11
CIK 713492

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes .... NoX...

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares	10,076,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2003 and March 31, 2003
(Unaudited)

ASSETS

	June 30,	March 31,
	2003	2003

Current Assets:
Cash	$1,431,000	$1,596,000
Accounts receivable, less allowance for doubtful accounts of $80,000 at June 30, 2003 and $112,000 at March 31, 2003	2,946,000	2,517,000
Income taxes refundable	4,000	4,000
Inventories (Note 2)	5,802,000	5,511,000
Prepaid expenses	455,000	601,000

Total current assets	10,638,000	10,229,000
Property and equipment, at cost	6,298,000	6,215,000
Less accumulated depreciation	5,140,000	4,979,000

Net property and equipment	1,158,000	1,236,000

Other assets, net	735,000	640,000

Total assets	$12,531,000	$12,105,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$801,000	$741,000
Accrued expenses	1,397,000	1,263,000
Income taxes payable	9,000	1,000

Total current liabilities	2,207,000	2,005,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,076,000 and 10,076,000 shares issued and outstanding	13,257,000	13,257,000
Accumulated deficit	(2,933,000)	(3,157,000)

Total shareholders’ equity	10,324,000	10,100,000

Total liabilities and shareholders’ equity	$12,531,000	$12,105,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$5,669,000	$5,022,000
Cost of sales	3,151,000	2,882,000

Gross profit	2,518,000	2,140,000
Costs and expenses:
Selling, general and administrative	1,965,000	1,700,000
Research and development	323,000	263,000

Total costs and expenses	2,288,000	1,963,000

Operating income	230,000	177,000
Other income – interest income, net	5,000	4,000

Earnings before income taxes	235,000	181,000
Income tax expense	11,000	3,000

Net earnings	$224,000	$178,000

Basic earnings per share	$.02	$.02

Diluted earnings per share	$.02	$.02

Weighted shares outstanding:
Basic	10,076,000	10,068,000
Diluted	10,276,000	10,429,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2003
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance at March 31, 2003	10,076,000	$13,257,000	$(3,157,000)
Net earnings	—	—	224,000

Balance at June 30, 2003	10,076,000	$13,257,000	$(2,933,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the three months ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$224,000	$178,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	161,000	169,000
Amortization of intangibles	—	27,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(429,000)	(286,000)
Decrease (increase) in inventories	(291,000)	(225,000)
Decrease (increase) in prepaid expenses	146,000	(8,000)
Decrease (increase) in other assets	(95,000)	13,000
Increase (decrease) in accounts payable	60,000	38,000
Increase (decrease) in accrued expenses	134,000	176,000
Increase (decrease) in income taxes payable	8,000	3,000

Net cash provided by (used in) operating activities	(82,000)	85,000
Cash flows from investing activities:
Capital expenditures	(83,000)	(65,000)

Net cash used in investing activities	(83,000)	(65,000)

Cash flows from financing activities:
Exercise of stock options	—	9,000

Net cash provided by financing activities	—	9,000

Net increase (decrease) in cash	(165,000)	29,000
Cash beginning of period	1,596,000	520,000

Cash end of period	$1,431,000	$549,000

     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
June 30, 2003
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended June 30, 2003, are not necessarily indicative of the results expected for the year ended March 31, 2004. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2003, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2003, are summarized as follows:

	June 30	March 31

Finished goods	$1,185,000	$1,245,000
Work-in-process	1,327,000	1,382,000
Raw materials	3,290,000	2,884,000

	$5,802,000	5,511,000

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended
	June 30,

	2003	2002
Basic earnings per share:
Numerator-net earnings	$224,000	$178,000
Denominator-weighted average common shares outstanding	10,076,000	10,068,000

Basic earnings per share	$.02	$.02

Diluted earnings per share:
Numerator-net earnings	$224,000	$178,000
Denominator:
Weighted average common shares outstanding	10,076,000	10,068,000
Dilutive effect of common stock options	178,000	361,000

	10,254,000	10,429,000

Diluted earnings per share	$.02	$.02

CHAD THERAPEUTICS, INC.
June 30, 2003
(Unaudited)

3.	Earnings Per Common Share (cont’d)

Options to purchase 551,000 shares of common stock at prices ranging from $1.69 to $13.47 per share and 466,000 shares of common stock at prices ranging from $3.35 to $13.47 per share were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2003 and 2002, respectively, because their effect would have been anti-dilutive.

4.	Income Tax Expense

Income tax expense for the three month period ended June 30, 2003, relates primarily to state income taxes which are provided for at an effective rate of 4.5%. The Company has federal and California net operating loss carryforwards of $111,000 and $2,405,000, respectively, against which a full valuation allowance has been recorded. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003, effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The Company also has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended
	June 30,

	2003	2002

United States	$5,416,000	$4,791,000
Canada	95,000	78,000
Germany	41,000	13,000
Japan	38,000	51,000
All other countries	79,000	89,000

	$5,669,000	$5,022,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic conservers accounted for 77% and 73% of the Company’s sales for the three month periods ended June 30, 2003 and 2002, respectively.

6.	Stock Option Plan

The company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has also adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to provide pro forma net income and pro forma net earnings per share disclosures as if the fair-value-based method defined in SFAS 123 had been applied.

CHAD THERAPEUTICS, INC.
June 30, 2003
(Unaudited)

The Company applies Account Principles Board Opinion No. 25 in accounting for the Plan and no compensation expense has been recognized for its stock options in the accompanying financial statements. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three Months Ended
	June 30,
	2003	2002

Net earnings (loss), as reported	$224,000	$178,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	29,000	35,000

Pro forma net income (loss)	$195,000	$143,000
Earnings (loss) per share:
Basic — as reported	0.02	0.02
Basic — pro forma	0.02	0.01
Diluted — as reported	0.02	0.02
Diluted — pro forma	0.02	0.01

CHAD THERAPEUTICS, INC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

Overview

The Company develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been and continues to be significantly affected by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more competitive market for the Company’s products, as devices that were less expensive but which provided lower oxygen savings (or, in some cases, did not truly provide ambulatory oxygen) have achieved some level of success.

The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, oxygen conserving devices, such as the Company’s products, have also grown in popularity due to their ability to extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing. Four major national chains accounted for approximately 51% and 49% of the Company’s net sales for the three month periods ended June 30, 2003 and 2002, respectively. One chain accounted for 25% of sales in both of the three month periods ended June 30, 2003 and 2002, and one chain accounted for 15% and 14% of sales in the three month periods ended June 30, 2003 and 2002, respectively.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001 and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market. No estimate can currently be made regarding the level of success the Company may achieve with these new lines of conservers. For information that may affect the forward- looking statements made in this paragraph about new conservers, see Outlook: Issues and Risks – New Products.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

In 1998 the Company introduced the TOTAL O2 system, which provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulatory use, and a safe and efficient mechanism for filling portable oxygen cylinders in the home. This provides home care dealers with a means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997, to sell this product from the Food and Drug Administration. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues and now believes the success of this product will be dependent on the healthcare community’s acceptance of this technology and willingness to substitute a higher capital acquisition cost for lower operating costs. While the Company will continue its efforts to promote this product, based on current sales levels, the Company wrote off the unamortized license fees related to the TOTAL O2 system in March 2003. For information that may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks – New Products.

As discussed above, during the past two years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:

•	Development of additional oxygen conserver models, such as the CYPRESS OXYPneumatic conserver introduced in July, 2002, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with an ongoing emphasis on improving the performance of component suppliers; and

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as the proprietary sensor technology and control software licensed in January of 2003. These new technologies will provide the Company with an opportunity to expand its oxygen conserver products lines and potentially enter the high-growth sleep disorder market.

While the turnaround measures of the past two years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices.

Results of Operations

Three months ended June 2003 compared to three months ended June 2002

Sales for the three month period ended June 30, 2003, increased by $647,000 (12.9%) compared to the three month period ended June 30, 2002. The Company has experienced a significant increase in sales of its conservers, primarily as a result of the introduction of the OXYMATIC 400 series conservers and the CYPRESS OXYPneumatic conserver. Domestic unit sales of conservers for the three months ended June 30, 2003, increased 29.2% over the prior year, while the increase in domestic revenues from conserver sales was 20.6%. This resulted from price

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

reductions, the impact of national chain contract pricing (see above) and the generally lower pricing for pneumatic conservers in the marketplace.

On July 31, 2002, a national chain accounting for less than 10% of sales in 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Bankruptcy Court has approved the plan and payments to the unsecured creditors commenced on July 1, 2003. The secured creditors have appealed the Bankruptcy Court’s decision approving the plan. No assurance can be given that all of the payments will be made as proposed under the Plan. As of June 30, 2003, this chain was indebted to the Company for approximately $245,000, and in July 2003 the Company received payments of $39,000 against the debt. In addition, it is too early to determine what impact, if any, this reorganization proceeding will have on future sales by the Company to this chain.

Sales to foreign distributors represented 4.4% and 4.6% of total sales for the three months ended June 30, 2003 and 2002, respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars, except Canada.

Cost of sales as a percent of net sales decreased from 57.4% to 55.6% for the three months ended June 30, 2003 as compared to the same period in the prior year. This was the result of increased sales volume and the change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures were $1,965,000 (34.7% of sales) for the three months ended June 30, 2003, an increase from $1,700,000 (33.9% of sales) for the three months ended June 30, 2002.

The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $60,000 for the three months ended June 30, 2003 as compared to the same period in the prior year. Currently, management expects research and development expenditures to total approximately $1,430,000 in the fiscal year ending March 31, 2004, on projects to enhance and expand the Company’s product line. Interest income increased $1,000 for the period ended June 30, 2003 as compared to the prior year due to the increase in cash balance in the current year.

At June 30, 2003, the Company had fully utilized its net operating loss carrybacks and had approximately $111,000 and $2,405,000 in Federal and California net operating loss carryforwards, respectively. As a result of valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates additional taxable income. In September of 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003 effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The Company has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

Financial Condition

At June 30, 2003, the Company had cash totaling $1,431,000 or 11.4% of total assets, as compared to $1,596,000 (13.2% of total assets) at March 31, 2003. Net working capital increased from $8,224,000 at March 31, 2003, to $8,431,000 at June 30, 2003. Net accounts receivable increased $429,000 during the three month period ended June 30, 2003, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers please see the discussion in Results of Operations. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $291,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company’s cash requirements for the next twelve months given the recent recovery of market share for oxygen conservers. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital but currently has no such arrangements in place and no assurances can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $600,000.

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

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes that the following discussion addresses the accounting policies and estimates that are most important in the portrayal of the Company’s financial condition and results.

Allowance for doubtful accounts – the Company provides a reserve against receivables for estimated losses that may result from our customers’ inability to pay. The amount of the reserve is based on an analysis of known uncollectible accounts, aged receivables, historical losses and credit-worthiness. Amounts later determined and specifically identified to be uncollectable are charged or written off against this reserve. The likelihood of material losses is dependent on general economic conditions and numerous factors that affect individual accounts.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

Inventories – the Company provides a reserve against inventories for excess and slow moving items. The amount of the reserve is based on an analysis of inventory turnover for individual items in inventory. The likelihood of material write-downs is dependent on customer demand and competitor product offerings.

Intangible and long-lived assets – the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset and the impact of significant negative industry or economic trends.

Deferred income taxes – the Company provides a valuation allowance to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate future taxable income.

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

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA and CYPRESS OXYPneumatic conservers, and the TOTAL O2 Delivery System; the Company is currently developing additional new products. The success of these products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote the OXYMATIC 400, Sequoia and CYPRESS OXYPneumatic series conservers, the TOTAL O2 Delivery System and other new products cannot be determined at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 51% of the Company’s net sales during the period ended June 30, 2003. For

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

information regarding the reorganization proceedings of one of our customers please see the discussion in “Results of Operations”. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

Competition

Chad’s success in the early 1990’s has drawn competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. No assurance can be given that increased competition in the home oxygen market will not have an adverse affect on the Company’s operations.

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

June 30, 2003

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

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of Statement 144 effective April 1, 2002. During 2003, the Company wrote-off the remaining unamortized balance of an intangible license fee asset in the amount of $934,000 in accordance with Statement No. 144.

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

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15,

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

June 30, 2003

2002.     We adopted FIN 45 effective January 1, 2003 and the adoption of FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 4. Controls and Procedures

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

     Item 6. Exhibits and Reports on Form 8-K

(a)	31.1	Certification pursuant to Section 302 of Sarbanes-Oxley for CEO
(b)	31.2	Certification pursuant to Section 302 of Sarbanes-Oxley for CFO
(c)	32	Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

     Item 9. Press release regarding write off of intangible asset filed April 22, 2003

     Item 9. Press release regarding year-end operating results filed May 23, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, INC.

(Registrant)

Date 08/08/03	/S/ Thomas E. Jones

Thomas E. Jones
Chairman and Chief Executive Officer

Date 08/08/03	/S/ Earl L. Yager

Earl L. Yager President, Chief Financial Officer and Secretary