Form 10-Q
period 2003-09-30
CHAD THERAPEUTICS INC
filed 2003-11-03
CIK 713492

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No   [  ]

APPLICABLE ONLY TO CORPORATE ISSURES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares	10,078,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2003 and March 31, 2003
(Unaudited)

	September 30,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash	$1,083,000	$1,596,000
Accounts receivable, less allowance for doubtful accounts of $122,000 at September 30, 2003 and $112,000 at March 31, 2003	2,760,000	2,517,000
Income taxes refundable	4,000	4,000
Inventories (Note 2)	5,994,000	5,511,000
Prepaid Expenses	428,000	601,000

Total current assets	10,269,000	10,229,000
Property and equipment, at cost	6,386,000	6,215,000
Less accumulated depreciation	5,233,000	4,979,000

Net property and equipment	1,153,000	1,236,000
Other assets, net	643,000	640,000

Total assets	$12,065,000	$12,105,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597,000	$741,000
Accrued expenses	976,000	1,263,000
Income taxes payable	16,000	1,000

Total current liabilities	1,589,000	2,005,000
Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,078,000 and 10,076,000 shares issued and outstanding	13,259,000	13,257,000
Accumulated deficit	(2,783,000)	(3,157,000)

Total shareholders’ equity	10,476,000	10,100,000

Total liabilities and shareholders’ equity	$12,065,000	$12,105,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Net Sales	$5,284,000	$4,840,000
Cost of Sales	2,918,000	2,797,000

Gross profit	2,366,000	2,043,000
Costs and expenses:
Selling, general and administrative	1,868,000	1,808,000
Research and development	345,000	225,000

Total costs and expenses	2,213,000	2,033,000

Operating income	153,000	10,000
Other Income — interest income, net	4,000	5,000

Earnings before income taxes	157,000	15,000
Income tax expense	7,000	13,000

Net earnings	$150,000	$2,000

Basic earnings per share	$0.02	$—

Diluted earnings per share	$0.02	$—

Weighted shares outstanding:
Basic	10,076,000	10,068,000
Diluted	10,313,000	10,406,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Net Sales	$10,953,000	$9,862,000
Cost of Sales	6,069,000	5,679,000

Gross profit	4,884,000	4,183,000
Costs and expenses:
Selling, general and administrative	3,833,000	3,508,000
Research and development	668,000	488,000

Total costs and expenses	4,501,000	3,996,000

Operating income	383,000	187,000
Other Income — interest income, net	9,000	9,000

Earnings before income taxes	392,000	196,000
Income tax expense	18,000	16,000

Net earnings	$374,000	$180,000

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

Weighted shares outstanding:
Basic	10,076,000	10,068,000
Diluted	10,297,000	10,417,000

See accompanying notes to the condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2003
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance as of March 31, 2003	10,076,000	$13,257,000	$(3,157,000)
Exercise of stock options	2,000	2,000	—
Net Earnings	—	—	374,000

Balance at September 30, 2003	10,078,000	$13,259,000	$(2,783,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$374,000	$180,000
Adjustments to reconcile net earnings to net cash provided by (used in operating activities):
Depreciation and amortization of property and equipment	254,000	338,000
Amortization of intangibles	—	55,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(243,000)	(332,000)
Decrease (increase) in inventories	(483,000)	(37,000)
Decrease (increase) income taxes refundable	—	995,000
Decrease (increase) in prepaid expenses	173,000	(43,000)
Decrease (increase) in other assets	(3,000)	13,000
Increase (decrease) in accounts payable	(144,000)	(91,000)
Increase (decrease) in accrued expenses	(287,000)	(61,000)
Increase (decrease) in income taxes payable	15,000	5,000

Net cash provided by (used in) operating activities	(344,000)	1,022,000
Cash flows from investing activities:
Capital expenditures	(171,000)	(147,000)

Net cash used in investing activities	(171,000)	(147,000)
Cash flows from financing activities:
Exercise of stock options	2,000	9,000

Net cash provided by financing activities	2,000	9,000

Net increase (decrease) in cash	(513,000)	884,000
Cash beginning of period	1,596,000	520,000

Cash end of period	$1,083,000	$1,404,000

See accompanying notes to condensed financial statements.

CHAND THERAPEUTICS, INC.
September 30, 2003
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ended September 30, 2003, are not necessarily indicative of the results expected for the year ended March 31, 2004. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2003, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2003 are summarized as follows:

	September 30	March 31

Finished goods	$1,124,000	$1,245,000
Work-in-process	1,542,000	1,382,000
Raw materials	3,328,000	2,884,000

	$5,994,000	$5,511,000

CHAND THERAPEUTICS, INC.
September 30, 2003
(Unaudited)

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Basic earnings per share:
Numerator-net earnings	$150,000	$2,000	$374,000	$180,000
Denominator-weighted average common shares outstanding	10,076,000	10,068,000	10,076,000	10,068,000

Basic earnings per share	0.02	.00	0.04	0.02

Diluted earnings per share:
Numerator-net earnings	$150,000	$2,000	$374,000	$180,000
Denominator:
Weighted average common shares outstanding	10,076,000	10,068,000	10,076,000	10,068,000
Diluted effect of common stock options	237,000	338,000	221,000	349,000

	10,313,000	10,406,000	10,297,000	10,417,000

Diluted earnings per share	0.02	.00	0.04	0.02

Options to purchase 572,000 shares of common stock at prices ranging from $2.03 to $13.47 per share and 458,000 shares of common stock at prices ranging from $3.35 to $13.47 were not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 2003 and 2002, respectively, because their effect would have been anti-dilutive.

4.	Income Tax Expense

Income tax expense for the three and six month periods ended September 30, 2003, relate primarily to state income taxes which are provided for at an effective rate of 4.5%. The Company has California net operating loss carryforwards of $2,785,000, against which a full valuation allowance has been recorded. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002, effective retroactively back to January 1, 2002. As a result, the company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The company also has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

CHAND THERAPEUTICS, INC.
September 30, 2003
(Unaudited)

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

United States	$5,078,000	$4,606,000	$10,494,000	$9,361,000
Canada	51,000	68,000	146,000	105,000
Germany	4,000	5,000	45,000	18,000
Japan	17,000	66,000	55,000	117,000
All other countries	134,000	95,000	213,000	225,000

	$5,284,000	$4,840,000	$10,953,000	$9,826,000

All long-lived assets are located in the United States.

Sales of OXYMATIC ® and CYPRESS OXYPneumatic® conservers systems accounted for 77% and 73% of the Company’s sales for the six month periods ended September 30, 2003 and 2002, respectively.

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

CHAND THERAPEUTICS, INC.
September 30, 2003
(Unaudited)

The Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan and no compensation expense has been recognized for its stock options in the accompanying financial statements. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net earnings, as reported	150,000	2,000	374,000	180,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(30,000)	(39,000)	(59,000)	(74,000)

Pro forma net income (loss)	120,000	(37,000)	315,000	106,000
Earnings per share:
Basic — as reported	0.01	—	0.04	0.02
Basic — pro forma	0.01	—	0.03	0.01
Diluted — as reported	0.01	—	0.04	0.02
Diluted — proforma	0.01	—	0.03	0.01

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

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

The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Under this system, inexpensive concentrators have grown in popularity because of low coast and less frequent servicing requirements. At the same time, oxygen conserving devices, such as the Company’s products, have also grown in popularity due to their ability to extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers.

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing. Four major national chains accounted for approximately 47% and 50% of the Company’s net sales, for the six month periods ended September 30, 2003 and 2002, respectively. One chain accounted for 26% of sales in both of the six month periods ended September 30, 2003 and 2002, respectively and one other chain accounted for 15% and 13% of sales in the six month period ended September 30, 2003 and 2002, respectively.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501 (k) clearance from the Food And Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

began shipping in December 2001, and the Company began shipment of CYPRESS OXYPneumatic conserver in July 2002. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market. No estimate can currently be made regarding the level of success the Company may achieve with these new lines of conservers. For information that may affect the forward-looking statements make in this paragraph about new conservers, see Outlook: Issues and Risks –New Products.

In 1998, the Company introduced the TOTAL O2 system, which provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulatory use, and a safe and efficient mechanism for filling portable oxygen cylinders in the home. This provides home care dealers with a means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997 from the Food and Drug Administration to sell this product. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues and now believes the success of this product will be dependent on the healthcare community’s acceptance of this technology and willingness to substitute a higher capital acquisition cost for lower operating costs. While the Company will continue its efforts to promote this product, based on current sales levels, the Company wrote off the unamortized license fees related to the TOTAL O2 system in March 2003. For information that may affect the outcome of forward-looking statements made in this paragraph about the TOTAL O2 systems, see Outlook: Issues and Risks –New Products.

As discussed above, during the past two years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:

•	Development of additional oxygen conserver models, such as the CYPRESS OXYPneumatic conserver introduced in July 2002, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system, coupled with an ongoing emphasis on improving the performance of component suppliers; and

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003. These new technologies will provide the Company with an opportunity to expand its oxygen conserver product lines and potentially enter the high-growth sleep disorder market.

While the turnaround measures of the past two years have had a positive impact and management believes the current growth strategy should continue to enhance the

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices.

Results of Operations

Three months ended September 2003 compared to three months ended September 2002

Sales for the three month period ended September 30, 2003 increased by $444,000(9.2%) compared to the three month period ended September 30, 2002. The Company has experienced a significant increase in sales of its conservers, primarily as a result of the introduction of the OXYMATIC 400 series conservers and CYPRESS OXYPneumatic conserver. Domestic unit sales of conservers for the three months ended September 30, 2003, increased 21% over the prior year, while the increase in domestic revenues from conserver sales was 14%. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace.

Sales to foreign distributors represented 4% and 5% of total sales for the three months ended September 30, 2003 and 2002, respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars.

Cost of sales as percent of net sales decreased from 57.8% to 55.2% for the three months ended September 30, 2003 as compared to the same period in the prior year. This was a result of increased sales volume and the change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures were $1,868,000 (35.4% of sales) for the three months ended September 30, 2003, an increase from $1,808,000 (37.4% of sales) for the three months ended September 30, 2002.

The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $120,000 for the three months ended September 30, 2003 as compared to the same period in the prior year. Currently, management expects research and development expenditures to total approximately $1, 430,000 in the fiscal year ending March 31, 2004, on projects to enhance and expand the Company’s product line. Interest income decreased $1,000 for the period ended September 30, 2003 as compared to the prior year due to the decrease in cash balance in the current year and reduction in interest rates.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

Six months ended September 2003 compared to six months ended September 2002

Sales for the six month period ended September 30, 2003 increased by $1,091,000 (11.1%) compared to the six month period ended September 30, 2002. The Company has experienced a significant increase in sales of its conservers, primarily as a result of the introduction of the OXYMATIC 400 series conservers and CYPRESS OXYPneumatic conserver. Domestic unit sales of conservers for the six months ended September 30, 2003, increased 25% over the prior year, while the increase in domestic revenues from conserver sales was 17%. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace.

Sales to foreign distributors represented 5% and 4% of total sales for the six months ended September 30, 2003 and 2002, respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars.

Cost of sales as a percent of net sales decreased from 57.6% to 55.4% for the six months ended September 30, 2003 as compared to the same period in the prior year. This was a result of increased sales volume and the change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures were $3,833,000 (35.0% of sales) for the six months ended September 30, 2003, an increase from $3,508,000 (35.6% of sales) for the six months ended September 30, 2002.

On July 31, 2002, a national chain accounting for less than 10% of sales in 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Bankruptcy Court has approved the plan and payments to the unsecured creditors commenced on July 1, 2003. The secured creditors have appealed to the Bankruptcy Court’s decision approving the plan. No assurance can be given that all of the payments will be made as proposed under the Plan. As of September 2003, this chain was indebted to the Company for approximately $204,000, and in October 2003 the Company received payments of $74,000 against the debt. It is too early to determine what impact, if any, this reorganization proceeding will have on future sales by the Company to this chain.

At September 30, 2003, the Company had fully utilized its net operating loss carrybacks and federal net operating loss carry forwards and had approximately $2,785,000 in California net operating loss carryforwards. As a result of the valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates additional taxable income. In September 2002, California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003 effective retroactively back to

CHAD THERAPEUTICS, INC
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The company has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

Financial Condition

At September 30, 2003, the Company had cash totaling $1,083,000 or 9.0% of total assets, as compared to $1,596,000 (13.0% of total assets) at March 31, 2003. Net working capital increased from $8,224,000 at March 31, 2003 to $8,680,000 at September 30, 2003. Net accounts receivable increased $243,000 during the six month period ended September 30, 2003, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers, please see the discussion in Results of Operations. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $483,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

Management believes cash balances and funds derived from operations should be adequate to meet the Company’s cash requirements for the next twelve months given the recent recovery of market share of oxygen conservers. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital but currently has no such arrangements in place and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $600,000.

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

September 30, 2003

conditions. Management believes that the following discussion addresses the accounting policies and estimates that are most important in the portrayal of the Company’s financial condition and results.

Allowance for doubtful accounts – the Company provides a reserve against receivables for estimated losses that may result from our customers’ inability to pay. The amount of the reserve is based on an analysis of known uncollectible accounts, aged receivables, historical losses, and credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. The likelihood of material losses is dependent on general economic conditions and numerous factors that affect individual accounts.

Inventories – the Company provides a reserve against inventories for excess and slow moving items. The amount of the reserve is based on an analysis of the inventory turnover for individual items in inventory. The likelihood of material write-downs is dependent on customer demand and competitor product offerings.

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

Outlook: Issues & Risks

The report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, which may cause actual operating results to differ materially form currently, anticipated results. Among the factors that could cause actual results to differ materially are the following:

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

September 30, 2003

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

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 47% of the Company’s net sales during the period ended September 30, 2003.

For information regarding the reorganization proceedings of one our customers, please see the discussion in “Results of Operations”. Future sales may be increasingly dependent on a limited number of customers, which may have an impact on margins due to quantity pricing.

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

September 30, 2003

competitors have substantially greater funds and facilities to pursue research and development of new products and technologies for oxygen therapy.

Potential Changes in Administration of Health Care

A number of bills proposing to regulate, control or alter the method of financing health care costs have been discussed and certain such bills have been introduced in Congress, including various proposals for competitive bidding, and various state legislatures. Because of the uncertain state of health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. Congress has passed legislation, which has reduced Medicare spending. It cannot yet be predicted how future changes in reimbursement levels will affect the home oxygen industry and there can be no assurance that such changes will not have an adverse affect on the Company’s business.

Protection of Intellectual Property Rights

The Company pursues a policy of protecting its intellecutal property rights through a combination of patents, trademarks, trade secret laws and confidentiality agreements. The Company considers the protection of its proprietary rights and the patentability of it products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent rights of others could have an adverse impact upon the Company’s business.

Product Liability

The nature of the Company’s business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains product liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the cots of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company’s results of operations and financial position.

Availability and Reliability of Third Party Component Products

The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms; the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. From time to time, the Company has experienced problems with the reliability of components

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

produced by third party suppliers. The Company’s agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given however that the company will not suffer a material disruption in the supply of parts required for its products.

Accounting Standards

Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company’s future financial position.

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of Statement 144 effective April 1, 2002. During 2003, the Company wrote-off the remaining unamortized balance of an intangible license fee asset in the amount of $934,000 in accordance with Statement No. 144.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 effective August 1, 2002, and the adoption of this standard did not have an impact on our financial statements.

In November 2002, the FASB issued Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. We adopted FIN 45 effective January 1, 2003 and the adoption of FIN 45 did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provice alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

September 30, 2003

disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a) 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley for CEO

(b) 31.2 Certification pursuant to Section 302 of Sarbane-Oxley for CFO

(c) 32     Certification pursuant to 18 U.S.C Section 1350

Reports on Form 8-K:

     Item 9. Press release regarding first quarter operating results filed August 11, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc. (Registrant)

Date 10/31/03	/S/ Thomas E. Jones

Thomas E. Jones
Chairman and Chief Executive Officer

Date 10/31/03	/S/ Earl L. Yager

Earl L. Yager
President, Chief Financial Officer and Secretary