Form 10-Q
period 2003-12-31
CHAD THERAPEUTICS INC
filed 2004-02-13
CIK 713492

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X... No...

APPLICABLE ONLY TO CORPORATE ISSURES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares	10,091,000

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2003 and March 31, 2003
(Unaudited)

	December 31,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash	$1,374,000	$1,596,000
Accounts receivable, less allowance for doubtful accounts of $93,000 at December 31, 2003 and $112,000 at March 31, 2003	3,004,000	2,517,000
Income taxes refundable	4,000	4,000
Inventories (Note 2)	5,713,000	5,511,000
Prepaid Expenses	377,000	601,000

Total current assets	10,472,000	10,229,000
Property and equipment, at cost	6,450,000	6,215,000
Less accumulated depreciation	5,328,000	4,979,000

Net property and equipment	1,122,000	1,236,000
Other assets, net	737,000	640,000

Total assets	$12,331,000	$12,105,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$353,000	$741,000
Accrued expenses	1,006,000	1,263,000
Income taxes payable	35,000	1,000

Total current liabilities	1,394,000	2,005,000
Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,091,000 and 10,076,000 shares issued and outstanding	13,302,000	13,257,000
Accumulated deficit	(2,365,000)	(3,157,000)

Total shareholders’ equity	10,937,000	10,100,000

Total liabilities and shareholders’ equity	$12,331,000	$12,105,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2003 and 2002
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

Net Sales	$5,237,000	$4,980,000
Cost of Sales	2,890,000	2,848,000

Gross profit	2,347,000	2,132,000
Costs and expenses:
Selling, general and administrative	1,587,000	1,681,000
Research and development	343,000	207,000

Total costs and expenses	1,930,000	1,888,000

Operating income	417,000	244,000
Other Income	20,000	6,000

Earnings before income taxes	437,000	250,000
Income tax expense	19,000	22,000

Net earnings	$418,000	$228,000

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

Weighted shares outstanding:
Basic	10,088,000	10,073,000
Diluted	10,401,000	10,364,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the nine months ended December 31, 2003 and 2002
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Net Sales	$16,190,000	$14,842,000
Cost of Sales	8,959,000	8,527,000

Gross profit	7,231,000	6,315,000
Costs and expenses:
Selling, general and administrative	5,420,000	5,189,000
Research and development	1,011,000	695,000

Total costs and expenses	6,431,000	5,884,000

Operating income	800,000	431,000
Other Income	29,000	15,000

Earnings before income taxes	829,000	446,000
Income tax expense	37,000	38,000

Net earnings	$792,000	$408,000

Basic earnings per share	$0.08	$0.04

Diluted earnings per share	$0.08	$0.04

Weighted shares outstanding:
Basic	10,080,000	10,070,000
Diluted	10,331,000	10,398,000

See accompanying notes to the condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2003
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance as of March 31, 2003	10,076,000	$13,257,000	$(3,157,000)
Exercise of stock options	15,000	22,000	—
Stock options granted as part of technology acquisition	—	23,000
Net earnings	—	—	792,000

Balance at December 31, 2003	10,091,000	$13,302,000	$(2,365,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the nine months ended December 31, 2003 and 2002
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$792,000	$408,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	349,000	497,000
Amortization of intangibles	1,000	83,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(487,000)	(492,000)
Decrease (increase) in inventories	(202,000)	106,000
Decrease (increase) income taxes refundable	—	995,000
Decrease (increase) in prepaid expenses	224,000	(455,000)
Decrease (increase) in other assets	(12,000)	(15,000)
Increase (decrease) in accounts payable	(388,000)	3,000
Increase (decrease) in accrued expenses	(257,000)	35,000
Increase (decrease) in income taxes payable	34,000	27,000

Net cash provided by operating activities	54,000	1,192,000
Cash flows from investing activities:
Additions to other assets	(63,000)
Capital expenditures	(235,000)	(194,000)

Net cash used in investing activities	(298,000)	(194,000)
Cash flows from financing activities:
Exercise of stock options	22,000	20,000

Net cash provided by financing activities	22,000	20,000

Net increase (decrease) in cash	(222,000)	1,018,000
Cash beginning of period	1,596,000	520,000

Cash end of period	$1,374,000	$1,538,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
December 31, 2003
(Unaudited)

1.	Interim Reporting

Chad Therapeutics, Inc. (the Company) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended December 31, 2003, are not necessarily indicative of the results expected for the year ended March 31, 2004. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2003, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2003 are summarized as follows:

	December 31	March 31

Finished goods	$949,000	$1,245,000
Work-in-process	1,565,000	1,382,000
Raw materials	3,199,000	2,884,000

	$5,713,000	$5,511,000

CHAD THERAPEUTICS, INC.
December 31, 2003
(Unaudited)

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Basic earnings per share:
Numerator-net earnings	$418,000	$228,000	$792,000	$408,000
Denominator-weighted average common shares outstanding	10,088,000	10,073,000	10,080,000	10,070,000

Basic earnings per share	$0.04	$0.02	$0.08	$0.04

Diluted earnings per share:
Numerator-net earnings	$418,000	$228,000	$792,000	$408,000
Denominator:
Weighted average common shares outstanding	10,088,000	10,073,000	10,080,000	10,070,000
Diluted effect of common stock options	313,000	291,000	251,000	328,000

	10,401,000	10,364,000	10,331,000	10,398,000

Diluted earnings per share	$0.04	$0.02	$0.08	$0.04

Options to purchase 395,000 shares of common stock at prices ranging from $2.39 to $13.47 per share and 551,000 shares of common stock at prices ranging from $2.75 to $13.47 were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 2003 and 2002, respectively, because their effect would have been anti-dilutive.

4.	Income Tax Expense

Income tax expense for the three and nine month periods ended December 31, 2003, relate primarily to state income taxes which are provided for at an effective rate of 4.5%. The Company has California net operating loss carryforwards of $2,785,000, against which a full valuation allowance has been recorded. In September, 2002, the state of California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002, effective retroactively back to January 1, 2002. As a result, the company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The company also has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

CHAD THERAPEUTICS, INC.
December 31, 2003
(Unaudited)

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

United States	$4,977,000	$4,775,000	$15,471,000	$14,172,000
Canada	67,000	70,000	213,000	175,000
Germany	7,000	21,000	52,000	39,000
Japan	123,000	49,000	178,000	166,000
All other countries	63,000	65,000	276,000	290,000

	$5,237,000	$4,980,000	$16,190,000	$14,842,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers systems accounted for 78% and 74% of the Company’s sales for the nine month periods ended December 31, 2003 and 2002, respectively.

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

CHAD THERAPEUTICS, INC.
December 31, 2003
(Unaudited)

The Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan and no compensation expense has been recognized for its stock options in the accompanying financial statements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net earnings, as reported	$418,000	$228,000	$792,000	$408,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(18,000)	(36,000)	(77,000)	(110,000)

Pro forma net income (loss)	$400,000	$192,000	$715,000	$298,000
Earnings per share:
Basic — as reported	$0.04	$0.02	$0.08	$0.02
Basic — pro forma	0.04	0.02	0.07	0.03
Diluted — as reported	0.04	0.02	0.08	0.02
Diluted — proforma	$0.04	$0.02	$0.07	$0.03

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 49% and 52% of the Company’s net sales, for the nine month periods ended December 31, 2003 and 2002, respectively. One chain accounted for 26% of sales in the nine month periods ended December 31, 2003 and 2002, respectively and one other chain accounted for 15% and 13% of sales in the nine month periods ended December 31, 2003 and 2002, respectively.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC 401 conserver, received 501(k) clearance from the Food And Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of CYPRESS OXYPneumatic conserver in July 2002. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.

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

While the turnaround measures of the past two years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products, Consolidation of Home Care Industry, Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page 16 of this Report.

Results of Operations

Three and nine month periods ended December 2003 compared to three and nine month periods ended December 2002

Sales for the three month period ended December 31, 2003 increased by $257,000 (5.2%) compared to the three month period ended December 31, 2002. Sales for the nine month period ended December 31, 2003 increased by $1,348,000 (9.1%) compared to the nine month period ended December 31, 2002. The primary driver of the Company’s increase in sales has been the significant growth in sales of its conservers, largely as a result of the introduction of the OXYMATIC 400 series conservers and CYPRESS OXYPneumatic conserver. Management believes that the performance features of these conservers have enabled the Company to recapture significant market share. Domestic unit sales of conservers for the three months ended December 31, 2003, increased 14% and 21%, respectively, over the prior year, while the increase in domestic revenues from conserver sales was 8% and 14% for the three and nine month periods. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace.

Sales to foreign distributors represented 5% and 4% of total sales for the three months ended December 31, 2003 and 2002, respectively and 4% of total sales for the nine months ended December 31, 2003 and 2002. Management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars. Sales in Canada represent less than 2% of total sales.

Cost of sales as a percent of net sales decreased from 57.2% to 55.2% for the three months ended December 31, 2003 as compared to the same period in the prior year. Cost of sales decreased from 57.5% to 55.3% of net sales for the nine months ended December 31, 2003 as compared to the same period in the prior year. This was a result of increased sales volume and the change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers.

Selling, general and administrative expenditures decreased from 33.8% to 30.3% of net sales for the three months ended December 31, 2003, as compared to the same period in the prior year. Selling, general and administrative expenses decreased from 35.0% to 33.5% of net sales for the nine months ended December 31, 2003 as compared to the same period in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

sales force of manufacturer’s representatives. Research and development expenses increased by $136,000 and $316,000 for the three and nine month periods ended December 31, 2003 as compared to the same periods in the prior year. Currently, management expects research and development expenditures to total approximately $1,430,000 in the fiscal year ending March 31, 2004, on projects to enhance and expand the Company’s product line.

On July 31, 2002, a national chain accounting for less than 10% of sales in 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan provided for full repayment to the Company, and the Bankruptcy Court has approved the Plan. Payments to the unsecured creditors commenced on July 1, 2003. No assurance can be given that all of the payments will be made as proposed under the Plan. As of December 31, 2003, this chain was indebted to the Company for approximately $89,000.

At December 31, 2003, the Company had fully utilized its net operating loss carrybacks and federal net operating loss carry forwards and had approximately $2,785,000 in California net operating loss carryforwards. As a result of the valuation allowances placed on the net operating loss carryforwards and deferred tax assets, these net operating loss carryforwards and deferred tax assets will be available to offset future income tax expense when and if the Company generates additional taxable income. In December 2002, California enacted legislation that suspends the utilization of net operating loss carryforwards during tax years starting 2002 and 2003 effective retroactively back to January 1, 2002. As a result, the Company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The Company has manufacturing tax credit carryforwards of $46,000 available to offset future California taxable income.

Financial Condition

At December 31, 2003, the Company had cash totaling $1,374,000 or 11.1% of total assets, as compared to $1,596,000 (13.2% of total assets) at March 31, 2003. Net working capital increased from $8,224,000 at March 31, 2003 to $9,078,000 at December 31, 2003. Net accounts receivable increased $487,000 during the nine month period ended December 31, 2003, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers, please see the discussion in Results of Operations. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $202,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels. For the nine month period ended December 31, 2002, cash flow from operations were augmented by $995,000 in income tax refunds.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

The Company depends upon its cash flow from operations to meet its capital requirements. Management believes cash balances and funds derived from operations should be adequate to meet the Company’s near and long term cash requirements given the recent recovery of market share of oxygen conservers. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital. The Company has no established lines of credit or other arrangements in place to obtain working capital and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $1,430,000.

The Company does not have any debt and is not subject to any covenants or contractual restrictions limiting its operations. The Company has not adopted any programs that provide for post employment retirement benefits, however, it has on occasion provided such benefits to individual employees. The Company does not have any off balance sheet arrangements with any special purpose entities or any other parties, does not enter into any transactions in derivatives and has no material transactions with any related parties.

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

December 31, 2003

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

Outlook: Issues & Risks

The report contains forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. These forward-loooking statements are subject to certain risks and uncertainties, which may cause actual operating results to differ materially form currently, anticipated results. Among the factors that could cause actual results to differ materially are the following:

Dependence Upon a Single Product Line

Although the Company currently markets a number of products, these products comprise a single product line for patients requiring supplementary oxygen. The Company’s future performance is thus dependent upon developments affecting this segment of the health care market and the Company’s ability to remain competitive within this market sector.

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA and CYPRESS OXYPneumatic conservers, and the TOTAL O2 Delivery System; the Company is currently developing additional new products. The success of the Company’s products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval for new products. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote new products cannot be determined at this time.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 49% of the Company’s net sales during the period ended December 31, 2003. Future sales may be increasingly dependent upon a

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

limited number of customers, which may reduce our average selling price due to quantity pricing.

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

Approximately 80% of home oxygen patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services in various ways during the last several years. In November of 2003, Congress enacted the Medicare Improvement and Modernization Act, which will cause changes and reductions in home oxygen reimbursement over the next several years. These changes in reimbursement will cause increased downward pressure on the average selling price of the Company’s products.

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

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

In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of Statement 144 effective April 1, 2002. During 2003, the Company wrote-

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

off the remaining unamortized balance of an intangible license fee asset in the amount of $934,000 in accordance with Statement No. 144.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the

CHAD THERAPEUTICS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

December 31, 2003

Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

(a) 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley for CEO
(b) 31.2 Certification pursuant to Section 302 of Sarbane-Oxley for CFO
(c) 32 Certification pursuant to 18 U.S.C Section 1350

Reports on Form 8-K:

     Item 9. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.

(Registrant)

Date 2/12/04	/S/ Thomas E. Jones

Thomas E. Jones
Chairman and Chief Executive Officer

Date 2/12/04	/S/ Earl L. Yager

Earl L. Yager
President, Chief Financial Officer and Secretary