Form 10-K
period 2004-03-31
CHAD THERAPEUTICS INC
filed 2004-06-25
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from           to

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

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered
Common Shares, $.01 par value	American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [x]

     As of September 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $20,086,000 (based upon the last closing price for shares of the registrant’s common stock as reported by the American Stock Exchange as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were approximately 10,096,000 shares of common stock outstanding as of June 14, 2004.

     Certain information required in Part III hereto is incorporated by reference to the Proxy Statement (“Proxy Statement”) for the Registrant’s 2004 Annual Meeting of Shareholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Portions of the Registrant’s Annual Report to Shareholders for the year ended March 31, 2004 (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

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

Pulmonary Disease and Oxygen Therapy

     The Company was organized to pursue the development and marketing of devices that improve the efficiency of systems used to administer oxygen to patients requiring supplemental oxygen. These are primarily patients suffering from chronic obstructive pulmonary diseases.

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

     The primary oxygen supply for home patients are concentrators which concentrate oxygen from the ambient air (85-90%), reservoirs containing liquid oxygen (10-15%) and cylinders containing compressed gaseous oxygen (less than 1%).

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

     Currently, Medicare provides a prospective flat fee monthly payment for home oxygen services based solely on the patient’s prescribed oxygen requirement and disregards modality, the type of system in use. In the past, dealers were reimbursed on the basis of total oxygen delivered by the dealer with variances based on the modality used and other variables. The prior procedure tended to encourage waste and inefficiency. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time, interest in oxygen conserving devices which can extend the life of oxygen supplies and reduce service calls by dealers has heightened. There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.

     In November 2003, Congress enacted the Medicare Improvement and Modernization Act, which will impact reimbursement for home oxygen over the next several years. The new legislation will result in continued pressure on homecare providers to reduce the cost of providing home oxygen services.

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

CHAD’s Products

     Recognizing the need for more efficient oxygen delivery systems, the Company has pursued, since its inception, the development and marketing of devices that are designed to conserve oxygen. The benefits of such improvements include substantial cost savings for the home care provider, as well as increased mobility for ambulatory patients who require portable oxygen supplies. These devices extend the life of oxygen supplies and make possible more compact and longer lasting portable systems, thereby improving the quality of life for home oxygen patients.

     OXYMIZER® and OXYMIZER Pendant Oxygen-Conserving Devices. In June, 1983, the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to 4 to 1 savings of oxygen when used with any oxygen supply source.

     The OXYMIZER device contains a collapsible reservoir, which captures incoming oxygen delivered during expiration and prevents its waste. The oxygen captured in this reservoir is then inhaled by the patient during the first instant of his next inspiration. Thus the OXYMIZER device both conserves oxygen and provides the patient with an extra rich supply of oxygen at the beginning of the inhalation period when it can be most effectively utilized.

     Extensive clinical testing and trials over the past nineteen years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide that have confirmed the efficacy and oxygen savings of the OXYMIZER devices.

     The greater efficiency provided by these devices over standard oxygen delivery systems also permits home health care patients to achieve greater mobility by enabling them to use smaller portable cylinders or by obtaining two to four times the life from standard sized portable cylinders.

     For home oxygen dealers, the disposable OXYMIZER devices afford the cost advantages of oxygen conservation without capital investment in expensive equipment.

     In hospitals, the OXYMIZER devices are used for maintenance of certain patients requiring higher flow levels of oxygen without having to resort to uncomfortable oxygen masks.

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

     OXYMATIC® Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March, 1986. This product is a small electronic device, designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third of the inhalation phase, when oxygen is most efficiently utilized. Through its optimal efficiency, the OXYMATIC electronic conserver makes possible oxygen savings ratios of from 4 to 1 up to 12 to 1 depending on the user’s breathing rate. In clinical experience, the average saving has been shown to be 7 to 1 — about twice the efficiency of most competitive products. There have been at least twelve controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

     In June, 1993, the Company introduced a different version of the OXYMATIC conserver, the OXYMATIC — 2400. This model incorporates substantial improvements and additional features, including an alarm system, which are designed to allow it to be used 24 hours a day with both primary and portable oxygen sources. The OXYMATIC — 2400 conserver affords the same oxygen savings ratios as the original OXYMATIC conserver.

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

     In November, 2001, the Company introduced the SEQUOIA OXYMATIC line of conservers. These conservers utilize the same electronic features as the OXYMATIC 400 series conservers but do not contain a built-in regulator.

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

     Sales of OXYMATIC electronic and CYPRESS OXYPneumatic conservers accounted for approximately 77% and 74% of the Company’s sales in 2004 and 2003, respectively. Sales of OXYMATIC electronic conservers accounted for approximately 60% of the Company’s sales in 2002.

     The OXYMATIC electronic and CYPRESS pneumatic conservers extend the time the contents of the cylinders will last over continuous flow oxygen. They provide ambulatory patients with greater mobility and less weight. The Company believes these systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for homecare dealers to supply.

     SAGE Oxygen Therapeutic Device    In May 2004 the Company received clearance from the FDA to market its new SAGE Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. The SAGE device combines the industry’s first truly dynamic, patented delivery technology with the proven oxygen sensor technology in the Company’s OXYMATIC 400 series conserver. As a result, the device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, yet it still maximizes patient ambulatory capability.

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

     TOTAL O2® Delivery System. In January, 1998, the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. The TOTAL O2 Delivery System was designed to provide home care dealers with a more cost effective means to provide home oxygen services while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

     Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate, as well as start-up manufacturing and supplier issues. The Company believes it has resolved the manufacturing and supplier issues. Nonetheless, the Company has still not achieved the level of sales originally anticipated for this product and now believes its success will be dependent on the healthcare community’s acceptance of the technology and willingness to substitute a higher capital acquisition cost for lower operating costs. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook:Issues & Risks — New Product in the Company’s Annual Report to Shareholders.

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

Products Under Development

     It is the Company’s objective to continuously improve and add to its oxygen conserving and related products. During the fiscal years ended March 31, 2004 and 2003 the Company entered into contracts with outside vendors to develop products in the home oxygen market and sleep disorder market. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

     For the year ended March 31, 2004, the Company expended approximately $1,292,000 on research and development and has expended approximately $7,619,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,570,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

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

     Pursuant to the Inventors License Agreements, the Inventors grant to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device. Through September 2003, the Inventors License Agreements provided that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of 6% on amounts up to $10 million and 3% on amounts of $10 million or more. The Inventors License Agreements also provided that the Company pay minimum advance royalties for each license year in the amount of $10,000 for each year. The advance payments are to be applied toward royalties payable for the corresponding license year. As of September 2003, no further royalty payments are due. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement.

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

     The Company has also entered into a license agreement (the “Carleton License Agreement”) with the Life Support Division of Carleton (formerly Litton Life Support) for the TOTAL O2 Delivery

System. Pursuant to the Carleton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Carleton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 4% and requires minimum annual royalties of $100,000, $300,000 and $500,000 in 1999, 2000 and subsequent years, respectively. The Carleton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases uses of the licensed technology. The Licensors may terminate the Carleton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

     The Company has also entered into a license a agreement (the “Phillips and Otsap License Agreement”) with Robert E. Phillips and Ben A. Otsap for the SAGE Oxygen Therapeutic Device. Pursuant to the Phillips and Otsap Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such devices in the health care market. The Phillips and Otsap License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of 3% for unit sales up to 1,499 units, 4% for unit sales from 1,500 to 1,999 units per month, 5% for unit sales from 2,000 to 2,499 units per month and 6% for unit sales of 2,500 or more per month. The agreement also requires minimum annual royalties of $15,000 in the first year after FDA clearance is received to market the product and $30,000 per annum thereafter. The Phillips and Otsap License Agreement continues until the expiration of the last to expire of any patent covering the related devise or until the Company ceases uses of the licensed technology. The Licensors may terminate the Phillips and Otsap License Agreement at an earlier date if the Company is in arrears for six days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

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

     Production of the OXYMATIC 300 series, 2400 and 400 series conservers, the CYPRESS pneumatic conservers, and the SAGE Oxygen Therapeutic Device are being handled internally with only a portion of the electronic assembly for electronic conservers being subcontracted outside the Company. The Company is currently subcontracting with two electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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

     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Vice President of Sales & Marketing, two Regional Vice Presidents of Sales, a manager of sales administration, an art and media manager, a marketing manager, a customer relations manager and five in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of direct sales representatives and independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of 4 direct sales representatives and 37 manufacturer’s sales representatives with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

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

     Sales outside of the United States subjects the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations, and governmental restrictions and regulations.

Customers, Backlog and Orders

     The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 home oxygen dealers and 3,000 general hospitals in the United States which are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 48% are represented by three major national chain accounts. One national chain customer accounted for 27%, 24% and 23% of net sales during 2004, 2003 and 2002, respectively, and one other chain accounted for 14% and 11% of sales in 2004 and 2003, respectively.

Financial Information Relating to Foreign and
Domestic Operations and Export Sales

	2004	2003	2002
Sales (thousands):
United States	$20,498	18,639	17,904
Canada	303	307	265
Japan	238	207	240
Germany	44	46	289
All other countries	458	342	308

Total	$21,541	19,541	19,006

     All identifiable assets are located in the United States.

     At March 31, 2004, the Company had no backlog of orders for any of its products. The Company presently endeavors to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that maintaining such levels of inventory is necessary to meet the requirements of its customers.

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

     Until the availability of OXYLITE systems and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 lbs., provide an average patient with 6 to 8 hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 7.3 hours of oxygen. These systems are more costly than OXYLITE systems and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. In addition, the patient must remain within range of the base unit for refilling, unlike with the OXYLITE systems with which a patient can take as many cylinders as needed to provide the amount of time necessary to be away from their base unit.

     The Company is aware of one combination oxygen concentrator and refilling station being marketed by Invacare in competition with the TOTAL O2 system. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. The Company does not know the level of sales achieved by Invacare for this system.

Patents and Trademarks

     The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original

OXYMATIC conserver, the CYPRESS OXYPneumatic conserver, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device. A number of foreign patent applications pertaining to the Company’s activities have also been issued.

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

     The Company has obtained U.S. registration for the trademarks “OXYMIZER”, “OXYMATIC”, “OXYPneumatic”, “CHAD”, “OXYCOIL”, and “TOTAL O2”. A series of foreign applications to register the trademark “OXYMIZER” in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

     The commercialization of the OXYMIZER, OXYMATIC, CYPRESS, TOTAL O2, and SAGE devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three classifications of medical devices: Class I, Class II and Class III. With respect to all three classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.

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

     The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the CYPRESS OXYPneumatic conserver, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the CYPRESS OXYPneumatic, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device as Class II devices.

Employees

     As of June 25, 2004, CHAD had 117 full-time employees and 1 part-time employee. Sixty-two of the Company’s employees are engaged in manufacturing and the remaining are engaged in marketing, sales, administration and management. None of the Company’s employees are represented by unions; the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2. Properties.

     The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California and consist of approximately 55,500 square feet, at a monthly rental fee of $32,000 pursuant to a lease expiring in June, 2008. Management believes this facility should adequately handle the Company’s needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company has no significant exposure to market risk sensitive instruments or contracts.

Item 8. Financial Statements and Supplementary Data.

     The information required herein is hereby incorporated by reference to the Financial Statements and the Notes thereto contained in the Company’s Annual Report.

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d –15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

          (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions.

          None.

Item 14. Principal Accountant Fees and Services

The information required herein is hereby incorporated by reference to the information appearing under the caption “Proposal 2: Ratification of Appointment of Independent Accountants” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements.

             Included in Part II of this Report:

                Report of Independent Registered Public Accounting Firm

                Balance Sheets — March 31, 2004 and 2003

                Statements of Operations — Years ended March 31, 2004, 2003 and 2002.

                Statements of Shareholders’ Equity — Years ended March 31, 2004, 2003 and 2002.

                Statements of Cash Flows — Years ended March 31, 2004, 2003 and 2002.

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

10.23   Summary plan description for Chad Therapeutics, Inc. Employee Savings and Retirement Plan****

10.24   1994 Stock Option Plan******

10.25   Lease on real property at 21622 Plummer Street, Chatsworth, California******

10.26   TOTAL O2 Delivery System License Agreement, as amended, with the Life Support Division of Litton Industries, Inc.*******

13.1   Annual Report to Shareholders for the year ended March 31, 2004.

23.1   Consent of Independent Registered Public Accounting Firm

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

28.7   Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class 2 device*******

28.9   Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class 2 device********

28.10   Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class 2 devices********

28.11   Letter from the FDA authorizing the Company to market the TOTAL 02 Post Valve

Cylinders*********

28.12   Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver**********

28.13   Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device

31.1   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K — None filed.

     (c) Index to Exhibits.

     (d) Financial Statement Schedules — None

* Previously filed as an Exhibit to the Registrants’ Registration Statement on Form S-18, File No. 2-83926.

** Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1984.

*** Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1986.

****Previously filed as an Exhibit to the Registrants’ Annual Report on Form 10-K for the year ended March 31, 1993.

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

********** Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 20th day of June, 2004.

CHAD THERAPEUTICS, INC.

By	/s/	Earl L. Yager

Earl L. Yager, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Jones Thomas E. Jones	Chairman, and Director (Principal Executive Officer)	June 25, 2004

/s/ Earl L. Yager Earl L. Yager	Chief Executive Officer, President, and Secretary and Director (Principal Financial and Accounting Officer)	June 25, 2004

/s/ Tracy A. Kern	Chief Financial Officer	June 25, 2004

Tracy A. Kern

/s/ Kathleen M. Fisher	Director	June 25, 2004

Kathleen M. Fisher

/s/ John C. Boyd	Director	June 25, 2004

John C. Boyd

/s/ Norman Cooper	Director	June 25, 2004

Norman Cooper

/s/ Philip Wolfstein	Director	June 25, 2004

Philip Wolfstein

/s/ James M. Brophy	Director	June 25, 2004

James M. Brophy

Exhibit Index

Exhibit Index
Exhibit No.	Document
13.1	Annual Report to Shareholders for the year ended March 31, 2004.

23.1	Consent of Independent Accountant

28.13	Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002