Form 10-Q
period 2004-06-30
CHAD THERAPEUTICS INC
filed 2004-08-11
CIK 713492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[X]    For Quarterly Period Ended: June 30, 2004

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

Yes   [X]   No   [  ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes   [  ]   No   [X]

Ax of June 30, 2004, the registrant had 10,122,000 shares of its commons stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2004 and March 31, 2004
(Unaudited)

	June 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash	$3,475,000	$2,708,000
Accounts receivable, less allowance for doubtful accounts of $57,000 at June 30, 2004 and $68,000 at March 31, 2004	3,074,000	2,911,000
Inventories (Note 2)	4,773,000	4,989,000
Prepaid Expenses	138,000	233,000
Deferred income taxes	224,000	224,000

Total current assets	11,684,000	11,065,000
Property and equipment, at cost	5,841,000	5,789,000
Less accumulated depreciation	4,666,000	4,571,000

Net property and equipment	1,175,000	1,218,000
Intangible assets, net	719,000	729,000
Other assets, net	56,000	31,000

Total assets	$13,634,000	$13,043,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$811,000	$502,000
Accrued expenses	1,307,000	1,185,000
Income taxes payable	63,000	203,000

Total current liabilities	2,181,000	1,890,000
Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,122,000 and 10,096,000 shares issued and outstanding	13,347,000	13,309,000
Accumulated deficit	(1,894,000)	(2,156,000)

Total shareholders’ equity	11,453,000	11,153,000

Total liabilities and shareholders’ equity	$13,634,000	$13,043,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Net Sales	$6,099,000	$5,669,000
Cost of Sales	3,553,000	3,151,000

Gross profit	2,546,000	2,518,000
Costs and expenses:
Selling, general and administrative	1,862,000	1,965,000
Research and development	410,000	323,000

Total costs and expenses	2,272,000	2,288,000

Operating income	274,000	230,000
Other Income	8,000	5,000

Earnings before income taxes	282,000	235,000
Income tax expense	20,000	11,000

Net earnings	$262,000	$224,000

Basic earnings per share	$0.03	$0.02

Diluted earnings per share	$0.02	$0.02

Weighted shares outstanding:
Basic	10,110,000	10,076,000
Diluted	10,617,000	10,254,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2004
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2004	10,096,000	$13,309,000	$(2,156,000)
Exercise of stock options	26,000	38,000	—
Net earnings	—	—	262,000

Balance at June 30, 2004	10,122,000	$13,347,000	$(1,894,000)

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the three months ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$262,000	$224,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	95,000	161,000
Amortization of intangibles	10,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(163,000)	(429,000)
Decrease (increase) in inventories	216,000	(291,000)
Decrease (increase) in prepaid expenses	95,000	146,000
Decrease (increase) in other assets	(25,000)	(95,000)
Increase (decrease) in accounts payable	309,000	60,000
Increase (decrease) in accrued expenses	122,000	134,000
Increase (decrease) in income taxes payable	(140,000)	8,000

Net cash provided by operating activities	781,000	(82,000)
Cash flows from investing activities:
Additions to other assets Capital expenditures	(52,000)	(83,000)

Net cash used in investing activities	(52,000)	(83,000)
Cash flows from financing activities:
Exercise of stock options	38,000	—

Net cash provided by financing activities	38,000	—

Net increase (decrease) in cash	767,000	(165,000)
Cash beginning of period	2,708,000	1,596,000

Cash end of period	$3,475,000	$1,431,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Notes to Financial Statements
June 30, 2004
(Unaudited)

1.	Interim Reporting

CHAD Therapeutics, Inc. (the “Company”) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three month period ended June 30, 2004, are not necessarily indicative of the results expected for the year ended March 31, 2005. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2004, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2004 are summarized as follows:

	June 30	March 31
Finished goods	$1,405,000	$1,223,000
Work-in-process	1,082,000	1,062,000
Raw materials	2,286,000	2,704,000

	$4,773,000	$4,989,000

CHAD THERAPEUTICS, INC.
Notes to Financial Statements
June 30, 2004
(Unaudited)

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common shares:

	Three Months Ended June 30,
	2004	2003
Basic earnings per share:
Numerator-net earnings	$262,000	$224,000
Denominator-weighted average common shares outstanding	10,110,000	10,076,000

Basic earnings per share	$0.03	$0.02

Diluted earnings per share:
Numerator-net earnings	$262,000	$224,000
Denominator:
Weighted average common shares outstanding	10,110,000	10,076,000
Diluted effect of common stock options	507,000	178,000

	10,617,000	10,254,000

Diluted earnings per share	$0.02	$0.02

Options to purchase 246,000 shares of common stock at prices ranging from $5.00 to $12.54 per share and 551,000 shares of common stock at prices ranging from $1.69 to $13.47 were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2004 and 2003, respectively, because their effect would have been anti-dilutive.

4.	Income Tax Expense

At June 30, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,785,000, against which a full valuation allowance has been recorded. California has suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The California net operating losses expire in 2006.

CHAD THERAPEUTICS, INC.
Notes to Financial Statements
June 30, 2004
(Unaudited)

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended
	June 30,
	2004	2003
United States	$5,810,000	$5,416,000
Canada	81,000	95,000
Germany	1,000	41,000
Japan	83,000	38,000
All other countries	124,000	79,000

	$6,099,000	$5,669,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers accounted for 76% and 77% of the Company’s sales for the three month periods ended June 30, 2004 and 2003, respectively.

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
Notes to Financial Statements
June 30, 2004
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

	Three Months Ended
	June 30,
	2004	2003
Net earnings, as reported	$262,000	$224,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	37,000	29,000

Pro forma net income (loss)	$225,000	$195,000
Earnings per share:
Basic — as reported	$0.03	$0.02
Basic — pro forma	0.02	0.02
Diluted — as reported	0.02	0.02
Diluted — proforma	$0.02	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

CHAD Therapeutics, Inc. (the “Company”) develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been and continues to be significantly affected by increased competition, consolidation among home oxygen dealers and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more competitive market for the Company’s products, as devices that were less expensive but which provided lower oxygen savings (or, in some cases, did not truly provide ambulatory oxygen) have achieved some level of success.

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 53% and 47% of the Company’s net sales, for the three month periods ended June 30, 2004 and 2003, respectively. One chain accounted for 32% and 23% of sales for the three month periods ended June 30, 2004 and 2004, respectively, and one other chain accounted for 16% and 14% of sales for the three month periods ended June 30, 2004 and 2003, respectively.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 and CYPRESS OXYPneumatic® series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC® 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of CYPRESS OXYPneumatic conserver in July 2002. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.

In May of 2004, the Company received clearance from the FDA to market its new SAGE™ Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. This device combines the industry’s first truly dynamic delivery technology with the proven oxygen sensor technology in the OXYMATIC 400 series conservers. As a result, the new SAGE Oxygen Therapeutic Device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, while it still improves patient ambulatory capability. This new device underscores the Company’s dedication to providing home care suppliers and their patients with the widest range of home oxygen choices to suit individual needs, preferences and disease conditions. The Company has received purchase orders that will consume its SAGE production capability through January 2005. No estimate can currently be made regarding the level of success the Company may achieve with this line of products or when the additional therapeutic devices that are now in development and which are based on this advanced new platform may be introduced to the market. For information that may affect the forward-looking statements made in this paragraph about products under development, see Outlook: Issues and Risks – New Products, Manufacture of SAGE Oxygen Therapeutic Device.

In 1998, the Company introduced the TOTAL O2® Delivery System, which provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulatory use, and a safe and efficient mechanism for filling portable oxygen cylinders in the home. This provides home care dealers with a means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997 from the Food and Drug Administration to sell this product. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as start-up manufacturing and related supplier quality issues. The Company has taken a number of steps to resolve the manufacturing and supplier issues and now believes the success of this product will be dependent on the healthcare community’s acceptance of this technology and willingness to substitute a higher capital acquisition cost for lower operating costs. While the Company will continue its efforts to promote this product, based on sales levels through March of 2003, the Company wrote off the unamortized license fees related to the TOTAL O2 system in March 2003.

During the past three years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:

•	Development of additional oxygen conserver models, such as the CYPRESS OXYPneumatic conserver introduced in July 2002, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003 and the introduction of the SAGE Oxygen Therapeutic Device in May 2004. These new technologies will provide the Company with an opportunity to expand its oxygen delivery product lines and potentially enter the high-growth sleep disorder market.

•	A continued promotional and education campaign with respect to the benefits of the TOTAL O2 system, coupled with an ongoing emphasis on improving the performance of component suppliers.

While the turnaround measures of the past three years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products, Consolidation of Home Care Industry, Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page 16 of this Report.

Results of Operations

Sales for the three month period ended June 30, 2004 increased by $430.000 (7.6%) as compared to the same period in the prior year. The primary driver of the Company’s increase in sales has been the significant growth in sales of its conservers, largely as a result of the introduction of the OXYMATIC 400 series conservers and CYPRESS OXYPneumatic conserver. Management believes that the performance features of these conservers have enabled the Company to recapture significant market share. Domestic unit sales of conservers for the three month period ended June 30, 2004, increased 39%, over the prior year, while the increase in domestic revenues from conserver sales was 5%. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace.

Sales to foreign distributors represented 4.7% and 4.4% of total sales for the three month periods ended June 30, 2004 and 2003, respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months, however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars. Sales in Canada represent less than 2% of total sales.

Cost of sales as a percent of net sales increased from 55.6% to 58.3% for the three month period ended June 30, 2004 as compared to the prior year period. This was a result of national chain contract pricing and pricing pressure resulting from the recently enacted Medicare Improvement and Modernization Act. The Company has negotiated cost reductions with its suppliers, which should result in cost savings that will offset continued pressure on pricing.

Selling, general and administrative expenditures decreased from 34.7% to 30.5% of net sales for the three month period ended June 30, 2004, as compared to the same period in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $87,000 for the three month period ended June 30, 2004, as compared to the prior year. Currently, management expects research and development expenditures to total approximately $1,570,000 in the fiscal year ending March 31, 2005, on projects to enhance and expand the Company’s product line.

On July 31, 2002, a national chain accounting for less than 10% of sales in 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan provided for full repayment to the Company, and the Bankruptcy Court has approved the Plan. Payments to the unsecured creditors commenced on July 1, 2003. No assurance can be given that all of the payments will be made as proposed under the Plan. As of June 30, 2004, this chain was indebted to the Company for approximately $89,000, and in July 2004, the Company received payments of $45,000 against the debt.

At June 30, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,785,000, against which a full valuation allowance has been recorded. California has suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the company will be unable to use its California net operating loss carryforwards until the tax year beginning April 1, 2004. The California net operating losses expire in 2006.

Financial Condition

At June 30, 2004, the Company had cash totaling $3,475,000 or 25.5% of total assets, as compared to $2,708,000 (20.8% of total assets) at March 31, 2004. Net working capital increased from $9,175,000 at March 31, 2004 to $9,503,000 at June 30, 2004. Net accounts receivable increased $163,000 during the three months ended June 30, 2004, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers, please see the discussion in Results of Operations. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $216,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

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

The following table aggregates all of the Company’s material contractual obligations as of June 30, 2004:

	Payments Due by Period
		Less than 1	1 – 3	3-5	After 5
	Total	Year	Years	Years	Years
Contractual Cash Obligations Operating lease obligations	1,731,000	406,000	1,309,000	16,000	—

Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2004 Annual Report.

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

Critical Accounting Policies

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

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA and CYPRESS OXYPneumatic conservers, and the TOTAL O2 Delivery System and in May 2004 introduced the SAGE Oxygen Therapeutic Device; the Company is currently developing additional new products. The success of the Company’s products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval for new products. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote new products cannot be determined at this time.

Manufacture of SAGE Oxygen Therapeutic Device

In May 2004, CHAD received clearance for the FDA to market the SAGE Oxygen Therapeutic Device. Customer response to this new product has been positive and the Company has received purchase orders that will consume its SAGE product capability through January 2005. As the Company ramps its production capabilities to meet demand for the SAGE device, it may encounter difficulties in securing components, scaling production facilities or other aspects of managing growth in manufacturing operations. Unexpected problems or costs could adversely affect the Company’s gross profit margins or its ability to meet customer demand on a timely basis.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 53% of the Company’s net sales during the year ended March 31, 2004. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing.

For information regarding the reorganization proceedings of one of our customers, please see the discussion in “Results of Operations”.

Competition

The Company’s success in the early 1990’s has drawn competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. No assurance can be given that increased competition in the home oxygen market will not have an adverse affect on the Company’s operations.

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

Protection of Intellectual Property Rights

The Company pursues a policy of protecting its intellectual property rights through a combination of patents, trademarks, trade secret laws and confidentiality agreements. The Company considers the protection of its proprietary rights and the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent or trademark rights of others could have an adverse impact upon the Company’s business.

Product Liability

The nature of the Company’s business subjects it to potential legal actions asserting that the Company is liable for damages for product liability claims. Although the Company maintains product liability insurance in an amount which it believes to be customary in the industry, there is no assurance that this insurance will be sufficient to cover the cost of defense or judgments which might be entered against the Company. The type and frequency of these claims could have an adverse impact on the Company’s results of operations and financial position.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company adopted SFAS No. 143 on April 1, 2003. The Company does not currently have any assets affected by SFAS No. 143.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 on April 1, 2003 and there was no material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation generally applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company’s financial statements. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation did not have any impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted this standard effective July 1, 2003, and it did not have a material effect on the Company’s financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures abut Market Risks

The Company has no significant exposure to market risk sensitive instruments or contracts.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”).

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

Part II
Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes is Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the first quarter ended June 30, 2004.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) 31.1 Certification pursuant to Section 302 of Sarbanes-Oxley for CEO
(b) 31.2 Certification pursuant to Section 302 of Sarbanes-Oxley for CFO
(c) 32 Certification pursuant to 18 U.S.C Section 1350

Reports on Form 8-K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.

(Registrant)

Date 08/11/04	/s/ Earl L. Yager

Earl L. Yager
President and Chief Executive Officer

Date 08/11/04	/s/ Tracy A. Kern

Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley for CFO

32	Certification pursuant to 18 U.S.C Section 1350