Form 10-Q
period 2004-09-30
CHAD THERAPEUTICS INC
filed 2004-11-15
CIK 713492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

[X]   For Quarterly Period Ended: September 30, 2004

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

Yes   [  ]    No     [X]

As of September 30, 2004, the registrant had 10,122,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2004 and March 31, 2004
(Unaudited)

	September 30,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash	$3,007,000	$2,708,000
Accounts receivable, less allowance for doubtful accounts of $59,000 at September 30, 2004 and $68,000 at March 31, 2004	3,458,000	2,911,000
Inventories, net (Note 2)	5,362,000	4,989,000
Prepaid Expenses	382,000	233,000
Deferred income taxes	434,000	224,000

Total current assets	12,643,000	11,065,000
Property and equipment, at cost	5,881,000	5,789,000
Less accumulated depreciation	4,749,000	4,571,000

Net property and equipment	1,132,000	1,218,000
Intangible assets, net	710,000	729,000
Other assets, net	54,000	31,000

Total assets	$14,539,000	$13,043,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,252,000	$502,000
Accrued expenses	1,151,000	1,185,000
Income taxes payable	228,000	203,000

Total current liabilities	2,631,000	1,890,000
Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,122,000 and 10,096,000 shares issued and outstanding	13,347,000	13,309,000
Accumulated deficit	(1,439,000)	(2,156,000)

Total shareholders’ equity	11,908,000	11,153,000

Total liabilities and shareholders’ equity	$14,539,000	$13,043,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Net Sales	$6,309,000	$5,284,000
Cost of Sales	3,696,000	3,190,000

Gross profit	2,613,000	2,094,000
Costs and expenses:
Selling, general and administrative	1,712,000	1,596,000
Research and development	417,000	345,000

Total costs and expenses	2,129,000	1,941,000

Operating income	484,000	153,000
Other Income	6,000	4,000

Earnings before income taxes	490,000	157,000
Income tax expense	35,000	7,000

Net earnings	$455,000	$150,000

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

Weighted shares outstanding:
Basic	10,122,000	10,076,000
Diluted	10,598,000	10,313,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Net Sales	$12,408,000	$10,953,000
Cost of Sales	7,375,000	6,591,000

Gross profit	5,033,000	4,362,000
Costs and expenses:
Selling, general and administrative	3,448,000	3,311,000
Research and development	827,000	668,000

Total costs and expenses	4,275,000	3,979,000

Operating income	758,000	383,000
Other Income — interest income, net	14,000	9,000

Earnings before income taxes	772,000	392,000
Income tax expense	55,000	18,000

Net earnings	$717,000	$374,000

Basic earnings per share	$0.07	$0.04

Diluted earnings per share	$0.07	$0.04

Weighted shares outstanding:
Basic	10,116,000	10,076,000
Diluted	10,609,000	10,297,000

See accompanying notes to the condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2004
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2004	10,096,000	$13,309,000	$(2,156,000)
Exercise of stock options	26,000	38,000	—
Net earnings	—	—	717,000

Balance at September 30, 2004	10,122,000	$13,347,000	$(1,439,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the six months ended September 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$717,000	$374,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	178,000	254,000
Amortization of intangibles	19,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(547,000)	(243,000)
Decrease (increase) in inventories	(373,000)	(483,000)
Decrease (increase) in prepaid expenses	(149,000)	173,000
Decrease (increase) in other assets	(23,000)	(3,000)
Decrease (increase) in deferred income tax	(210,000)	—
Increase (decrease) in accounts payable	750,000	(144,000)
Increase (decrease) in accrued expenses	(34,000)	(287,000)
Increase (decrease) in income taxes payable	25,000	15,000

Net cash provided by (used in) operating activities	353,000	(344,000)
Cash flows from investing activities:
Capital expenditures	(92,000)	(171,000)

Net cash used in investing activities	(92,000)	(171,000)
Cash flows from financing activities:
Exercise of stock options	38,000	2,000

Net cash provided by financing activities	38,000	2,000

Net increase (decrease) in cash	299,000	(513,000)
Cash beginning of period	2,708,000	1,596,000

Cash end of period	$3,007,000	$1,083,000

See accompanying notes to condensed financial statements.

1.	Interim Reporting

CHAD Therapeutics, Inc. (the “Company”) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three and six month periods ended September 30, 2004, are not necessarily indicative of the results expected for the year ended March 31, 2005. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2004, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Inventories

Inventories in 2004 are summarized as follows:

	September 30	March 31
Finished goods	$1,463,000	$1,223,000
Work-in-process	1,411,000	1,062,000
Raw materials	2,488,000	2,704,000

	$5,362,000	$4,989,000

3.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share:
Numerator-net earnings	$455,000	$150,000	$717,000	$374,000
Denominator-weighted average common shares outstanding	10,122,000	10,076,000	10,116,000	10,076,000

Basic earnings per share	$0.04	$0.02	$0.07	$0.04

Diluted earnings per share:
Numerator-net earnings	$455,000	$150,000	$717,000	$374,000
Denominator:
Weighted average common shares outstanding	10,122,000	10,076,000	10,116,000	10,076,000
Diluted effect of common stock options	476,000	237,000	493,000	221,000

	10,598,000	10,313,000	10,609,000	10,297,000

Diluted earnings per share	$0.04	$0.02	$0.07	$0.04

Options to purchase 225,000 shares of common stock at prices ranging from $5.00 to $12.54 per share and 572,000 shares of common stock at prices ranging from $2.03 to $13.47 were not included in the computation of diluted earnings per share for the three and six month periods ended September 30, 2004 and 2003, respectively, because their effect would have been anti-dilutive.

4.	Income Tax Expense

At September 30, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,013,000, against which a full valuation allowance has been recorded. California has suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the company has been unable to use its California net operating loss carryforwards until the tax year that began April 1, 2004. The California net operating losses expire in 2006.

5.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$5,840,000	$5,078,000	$11,653,000	$10,494,000
Canada	67,000	51,000	156,000	146,000
Germany	5,000	4,000	5,000	45,000
Japan	120,000	17,000	183,000	55,000
All other countries	276,000	134,000	411,000	213,000

	$6,308,000	$5,284,000	$12,408,000	$10,953,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers accounted for 77% of the Company’s sales for the three month periods ended September 30, 2004 and 2003, and 73% and 66% for the six month periods ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings, as reported	$455,000	$150,000	$717,000	$374,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	29,000	30,000	58,000	59,000

Pro forma net income	$426,000	$120,000	$659,000	$315,000
Earnings per share:
Basic — as reported	$0.04	$0.02	$0.07	$0.04
Basic — pro forma	0.04	0.01	0.07	0.03
Diluted — as reported	0.04	0.02	0.07	0.04
Diluted — proforma	0.04	0.01	0.06	0.03

7.	Reclassifications

Certain reclassifications have been made to the prior year’s balances to conform to the presentation for the three and six months ended September 30, 2004.

8.	Major Customers

Four major national chains accounted for 55% and 49% of the Company’s net sales for the six month periods ended September 30, 2004 and 2003, respectively. One chain accounted for 34% and 26% of sales for the six month periods ended September 30, 2004 and 2003, respectively, and one other chain accounted for 14% and 15% of sales for the six month periods ended September 30, 2004 and 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 55% and 49% of the Company’s net sales, for the six month periods ended September 30, 2004 and 2003, respectively. One chain accounted for 34% and 26% of sales for the six month periods ended September 30, 2004 and 2003, respectively, and one other chain accounted for 14% and 15% of sales for the six month periods ended September 30, 2004 and 2003, respectively.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 and CYPRESS OXYPneumatic® series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC® 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in

January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of CYPRESS OXYPneumatic conserver in July 2002. The Company received clearance from the FDA to market its newest oxygen conserving device, the LOTUS Electronic Oxygen Conserver, in October 2004 with plans to begin shipment of the new device in January 2005. The LOTUS Electronic Oxygen Conserver weighs less than a pound and will be offered with or without a breath-sensing alarm. It will also offer additional liter flow settings and an extended battery life of up to four months of normal usage on two AA-size batteries. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.

In May of 2004, the Company received clearance from the FDA to market its new SAGE™ Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. This device combines the industry’s first truly dynamic delivery technology with the proven oxygen sensor technology in the OXYMATIC 400 series conservers. As a result, the new SAGE Oxygen Therapeutic Device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, while it still improves patient ambulatory capability. This new device underscores the Company’s dedication to providing home care suppliers and their patients with the widest range of home oxygen choices to suit individual needs, preferences and disease conditions. The Company has received purchase orders that will consume its SAGE production capability through January 2005. No estimate can currently be made regarding the level of success the Company may achieve with this line of products or when the additional therapeutic devices that are now in development and which are based on this advanced new platform may be introduced to the market. For information that may affect the forward-looking statements made in this paragraph about products under development, see Outlook: Issues and Risks – New Products, — Manufacture of SAGE Oxygen Therapeutic Device.

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

During the past three years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:

•	Development of additional oxygen conserver models, such as the LOTUS Electronic Oxygen Conserver introduced in October 2004, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003 and the introduction of the SAGE Oxygen Therapeutic Device in May 2004. These new technologies should provide the Company with an opportunity to expand its oxygen delivery product lines and potentially enter the high-growth sleep disorder market.

•	A continued promotional and education campaign with respect to the benefits of the TOTAL O2 system, coupled with an ongoing emphasis on improving the performance of component suppliers.

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

Results of Operations

Sales for the three and six month periods ended September 30, 2004 increased by $1,024,000 (19.4%) and $1,455,000 (13.3%) respectively, as compared to the same periods in the prior year. The primary driver of the Company’s increase in sales has been the significant growth in sales of its conservers and therapeutic devices, largely as a result of the introduction of the OXYMATIC 400 series and the CYPRESS OXYPneumatic conservers, as well as the SAGE Oxygen Therapeutic Device. Management believes that the performance features of these conservers and therapeutic devices have enabled the Company to recapture significant market share. Domestic unit sales of conservers and therapeutic devices for the three and six month period ended September 30, 2004, increased 49% and 44%, respectively over the prior year, while the increase in domestic revenues from conserver sales was 17% and 10%, respectively. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace. As noted above, management expects continued downward pressure on its average selling price.

Sales to foreign distributors represented 7.6% and 4.0% of total sales for the three month period ended September 30, 2004 and 2003, respectively and 6.3% and 4.3% for the six month period ended September 30, 2004 and 2003 respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months; however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars. Sales in Canada represent less than 2% of total sales.

Cost of sales as a percent of net sales decreased from 60.4% to 58.6% for the three month period ended September 30, 2004 and from 60.2% to 59.4% for the six month period ended September 30, 2004, as compared to the same periods in the prior year. This was a result of overhead efficiencies achieved due to production increases related to the increase in sales.

Selling, general and administrative expenditures decreased from 30.2% to 27.1% and from 30.2% to 27.8% of net sales for the three and six month periods ended September 30, 2004, respectively as compared to the same periods in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $72,000 for the three month period ended September 30, 2004 and $159,000 for the six month period ended September 30, 2004 , as compared to the same period in the prior year. Currently, management expects research and development expenditures to total approximately $1,570,000 in the fiscal year ending March 31, 2005, on projects to enhance and expand the Company’s product line. During fiscal year 2004, the Company spent $1,292,000 on research and development.

On July 31, 2002, a national chain accounting for less than 10% of sales in fiscal 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan provided for full repayment to the Company, and the Bankruptcy Court has approved the Plan. Payments to the unsecured creditors commenced on July 1, 2003. No assurance can be given that all of the payments will be made as proposed under the Plan. As of September 30, 2004, this chain was indebted to the Company for approximately $48,000.

At September 30, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,013,000, against which a partial valuation allowance has been recorded. California has suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the company has been unable to use its California net operating loss carryforwards until the tax year which began April 1, 2004. The California net operating losses expire in 2006.

Financial Condition

At September 30, 2004, the Company had cash totaling $3,007,000 or 20.7% of total assets, as compared to $2,708,000 (20.8% of total assets) at March 31, 2004. Net working capital increased from $9,175,000 at March 31, 2004 to $10,012,000 at

September 30, 2004. Net accounts receivable increased $547,000 during the six months ended September 30, 2004, due to the increase in sales. For information regarding the reorganization proceedings of one of our customers, please see the discussion in Results of Operations. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $373,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

The Company depends upon its cash flow from operations to meet its capital requirements. Management believes cash balances and funds derived from operations should be adequate to meet the Company’s near and long term cash requirements given the Company’s recent operating performance. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital. The Company has no established lines of credit or other arrangements in place to obtain working capital and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $1,250,000.

The following table aggregates all of the Company’s material contractual obligations as of September 30, 2004:

	Payments Due by Period
		Less than 1	1 – 3	3-5	After 5
	Total	Year	Years	Years	Years
Contractual
Cash Obligations
Operating lease obligations	1,625,000	414,000	1,211,000	—	—

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

New Products

The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA, CYPRESS OXYPneumatic, and LOTUS conservers, and the TOTAL O2 Delivery System and in May 2004 introduced the SAGE Oxygen Therapeutic Device; the Company is currently developing additional new products. The success of the Company’s products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients as well as obtaining timely regulatory approval for new products. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote new products cannot be determined at this time.

Manufacture of SAGE Oxygen Therapeutic Device

In May 2004, CHAD received clearance for the FDA to market the SAGE Oxygen Therapeutic Device. Customer response to this new product has been positive, and the Company has received purchase orders that will consume its SAGE product capability through January 2005. As the Company ramps its production capabilities to meet demand for the SAGE device, it may encounter difficulties in securing components, scaling production facilities or other aspects of managing growth in manufacturing operations. Unexpected problems or costs could adversely affect the Company’s gross profit margins or its ability to meet customer demand on a timely basis. Failure to meet customer demand on a timely basis could result in lost orders or could harm the Company’s reputation.

Consolidation of Home Care Industry

The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 53% of the Company’s net sales during the year ended March 31, 2004 and for 55% of net sales for the six months ended September 30, 2004. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing.

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

Potential Changes in Administration of Health Care

A number of proposals to regulate, control or alter the method of financing health care costs have been discussed and certain such bills have been introduced in Congress, and various state legislatures. Because of the uncertain state and widely varying terms of health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company has no significant exposure to market risk sensitive instruments or contracts.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the

Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2004 Annual Meeting of Shareholders as further discussed below:

(a)	Our 2004 Annual Meeting of Shareholders was held on September 9, 2004 in Woodland Hills, California.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting, the following matters were considered and voted upon:

(i)	The election of seven directors to our board of directors. Our board of directors currently consists of seven persons. Only four positions on our board of directors were to be elected at our Annual Meeting. At the Annual Meeting, our shareholders elected each of the following director nominees as directors, to serve on our board of directors until the Annual Meeting of Shareholders of 2006 or until their successors are duly elected and qualified. The vote for each director was as follows:

(ii)

Name	For	Against	Withheld
Thomas E. Jones	8,955,048	835,024
John C. Boyd	8,690,509	1,099,563
Earl L. Yager	8,955,764	834,304
Edward A. Oppenheimer	8,954,294	835,778

(iii)	To approve the 2004 Equity Incentive Plan. At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	4,478,275
Against	1,124,834
Abstain	261,823

(iv)	To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending March 31, 2005. At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Shares
For	9,338,565
Against	443,792
Abstain	7,715

(d)	Not applicable.

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

CHAD THERAPEUTICS, Inc.
(Registrant)
Date 9/15/04	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 09/15/04	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley for CFO

32	Certification pursuant to 18 U.S.C Section 1350