Form 10-Q
period 2004-12-31
CHAD THERAPEUTICS INC
filed 2005-02-10
CIK 713492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☑ For Quarterly Period Ended: December 31, 2004

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
Yes ☑ No ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No☑

As of December 31, 2004, the registrant had 10,126,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2004 and March 31, 2004
(Unaudited)

	December 31,	March 31,
	2004	2004
ASSETS
Current Assets:
Cash	$2,021,000	$2,708,000
Accounts receivable, less allowance for doubtful accounts of $68,000 at December 31, 2004 and $68,000 at March 31, 2004	3,628,000	2,911,000
Inventories, net (Note 2)	7,357,000	4,989,000
Prepaid expenses	349,000	233,000
Deferred income taxes	691,000	224,000

Total current assets	14,046,000	11,065,000

Property and equipment, at cost	5,985,000	5,789,000
Less accumulated depreciation	4,845,000	4,571,000

Net property and equipment	1,140,000	1,218,000

Intangible assets, net	700,000	729,000
Other assets, net	87,000	31,000

Total assets	$15,973,000	$13,043,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,839,000	$502,000
Accrued expenses	1,290,000	1,185,000
Income taxes payable	418,000	203,000

Total current liabilities	3,547,000	1,890,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,126,000 and 10,096,000 shares issued and outstanding	13,360,000	13,309,000
Accumulated deficit	(934,000)	(2,156,000)

Total shareholders’ equity	12,426,000	11,153,000

Total liabilities and shareholders’ equity	$15,973,000	$13,043,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Net sales	$6,444,000	$5,237,000
Cost of sales	3,741,000	3,017,000

Gross profit	2,703,000	2,220,000

Costs and expenses:
Selling, general and administrative	1,858,000	1,460,000
Research and development	380,000	343,000

Total costs and expenses	2,238,000	1,803,000

Operating income	465,000	417,000

Other income	14,000	20,000

Earnings before income taxes	479,000	437,000

Income tax expense (benefit)	(26,000)	19,000

Net earnings	$505,000	$418,000

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

Weighted shares outstanding:
Basic	10,124,000	10,088,000
Diluted	10,647,000	10,401,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended December 31, 2004 and 2003
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Net sales	$18,852,000	$16,190,000
Cost of sales	11,116,000	9,608,000

Gross profit	7,736,000	6,582,000

Costs and expenses:
Selling, general and administrative	5,306,000	4,771,000
Research and development	1,207,000	1,011,000

Total costs and expenses	6,513,000	5,782,000

Operating income	1,223,000	800,000

Other income — interest income, net	28,000	29,000

Earnings before income taxes	1,251,000	829,000

Income tax expense	29,000	37,000

Net earnings	$1,222,000	$792,000

Basic earnings per share	$0.12	$0.08

Diluted earnings per share	$0.12	$0.08

Weighted shares outstanding:
Basic	10,119,000	10,080,000
Diluted	10,622,000	10,331,000

See accompanying notes to the condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2004
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2004	10,096,000	$13,309,000	$(2,156,000)

Exercise of stock options	30,000	51,000	—

Net earnings	—	—	1,222,000

Balance at December 31, 2004	10,126,000	$13,360,000	$(934,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the nine months ended December 31, 2004 and 2003
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,222,000	$792,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	274,000	349,000
Amortization of intangibles	29,000	1,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(717,000)	(487,000)
Decrease (increase) in inventories	(2,368,000)	(202,000)
Decrease (increase) in prepaid expenses	(116,000)	224,000
Decrease (increase) in other assets	(56,000)	(12,000)
Decrease (increase) in deferred income tax	(467,000)	—
Increase (decrease) in accounts payable	1,337,000	(388,000)
Increase (decrease) in accrued expenses	105,000	(257,000)
Increase (decrease) in income taxes payable	215,000	34,000

Net cash provided by (used in) operating activities	(542,000)	54,000

Cash flows from investing activities:
Additions to other assets	—	(63,000)
Capital expenditures	(196,000)	(235,000)

Net cash used in investing activities	(196,000)	(298,000)

Cash flows from financing activities:
Exercise of stock options	51,000	22,000

Net cash provided by financing activities	51,000	22,000

Net decrease in cash	(687,000)	(222,000)

Cash beginning of period	2,708,000	1,596,000

Cash end of period	$2,021,000	$1,374,000

See accompanying notes to condensed financial statements.

1.	Interim Reporting

CHAD Therapeutics, Inc. (the “Company”) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three and nine month periods ended December 31, 2004, are not necessarily indicative of the results expected for the year ended March 31, 2005. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2004, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Reclassifications

Certain reclassifications have been made to the prior year’s balances to conform to the presentation for the three and nine months ended December 31, 2004.

3.	Inventories

Inventories in 2004 are summarized as follows:

	December 31	March 31
Finished goods	$2,217,000	$1,223,000
Work-in-process	1,684,000	1,062,000
Raw materials	3,456,000	2,704,000

	$7,357,000	$4,989,000

4.	Earnings Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Basic earnings per share:
Numerator-net earnings	$505,000	$418,000	$1,222,000	$792,000
Denominator-weighted average common shares outstanding	10,124,000	10,088,000	10,119,000	10,080,000

Basic earnings per share	$0.05	$0.04	$0.12	$0.08

Diluted earnings per share:
Numerator-net earnings	$505,000	$418,000	$1,222,000	$792,000
Denominator:
Weighted average common shares outstanding	10,124,000	10,088,000	10,119,000	10,080,000
Diluted effect of common stock options	523,000	313,000	503,000	251,000

	10,647,000	10,401,000	10,622,000	10,331,000

Diluted earnings per share	$0.05	$0.04	$0.12	$0.08

Options to purchase 225,000 shares of common stock at prices ranging from $5.00 to $12.54 per share and 395,000 shares of common stock at prices ranging from $2.39 to $13.47 were not included in the computation of diluted earnings per share for the three and nine month periods ended December 31, 2004 and 2003, respectively, because their effect would have been anti-dilutive.

5.	Income Tax Expense

At December 31, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $1,535,000, against which a full valuation allowance has been recorded. California suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the Company has been unable to use its California net operating loss carryforwards until the tax year that began April 1, 2004. The California net operating losses expire in 2006.

6.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
United States	$6,115,000	$4,977,000	$17,768,000	$15,471,000
Canada	82,000	67,000	238,000	213,000
Germany	4,000	7,000	9,000	52,000
Japan	127,000	123,000	330,000	178,000
All other countries	116,000	63,000	507,000	276,000

	$6,444,000	$5,237,000	$18,852,000	$16,190,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers accounted for 67% and 78% of the Company’s sales for the three month periods ended December 31, 2004 and 2003, and 74% and 67% for the nine month periods ended December 31, 2004 and 2003, respectively.

7.	Major Customers

Four major national chains accounted for 54% and 49% of the Company’s net sales for the nine month periods ended December 31, 2004 and 2003, respectively. One chain accounted for 34% and 26% of sales for the nine month periods ended December 31, 2004 and 2003, respectively, and one other chain accounted for 13% and 15% of sales for the nine month periods ended December 31, 2004 and 2003, respectively.

8.	Stock Option Plan

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net earnings, as reported	$505,000	$418,000	$1,222,000	$792,000
Deduct: Total stock based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	27,000	18,000	82,000	77,000

Pro forma net income	$478,000	$400,000	$1,140,000	$715,000

Earnings per share:
Basic — as reported	$0.05	$0.04	$0.12	$0.08
Basic — pro forma	0.05	0.04	0.11	0.07
Diluted — as reported	0.05	0.04	0.12	0.08
Diluted — proforma	0.04	0.04	0.11	0.07

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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 54% and 49% of the Company’s net sales, for the nine month periods ended December 31, 2004 and 2003, respectively. One chain accounted for 34% and 26% of sales for the nine month periods ended December 31, 2004 and 2003, respectively, and one other chain accounted for 13% and 15% of sales for the nine month periods ended December 31, 2004 and 2003, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material affect upon our financial statements.

The Company believes that price competition, continuing industry consolidation and competitive products with features not found in the Company’s products prior to the introduction of the OM-400 and CYPRESS OXYPneumatic® series conservers discussed below adversely affected sales during the three years ending March 31, 2001. To combat the erosion in sales of the oxygen conserver product line, the Company developed and introduced several new products in this area. The first of these, the OXYMATIC® 401 conserver, received 501(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. The Company received clearance from the FDA to market its newest oxygen conserving device, the LOTUS Electronic Oxygen Conserver, in October 2004 with plans to begin shipment of the new device in February 2005. The LOTUS Electronic Oxygen Conserver weighs less than a pound and will be offered with or without a breath-sensing alarm. It will also offer additional liter flow settings and an extended battery life of up to four months of normal usage on two AA-size batteries. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.

In May of 2004, the Company received clearance from the FDA to market its new SAGE™ Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. This device combines the industry’s first truly dynamic delivery technology with the proven oxygen sensor technology in the OXYMATIC 400 series conservers. As a result, the new SAGE Oxygen Therapeutic Device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, while it still improves patient ambulatory capability. This new device underscores the Company’s dedication to providing home care suppliers and their patients with the widest range of home oxygen choices to suit individual needs, preferences and disease conditions. The Company began selling the SAGE nationwide in October 2004. No estimate can currently be made regarding the level of success the Company may achieve with this line of products or when the additional therapeutic devices that are now in development and which are based on this advanced new platform may be introduced to the market. For information that may affect the forward-looking statements made in this paragraph about products under development, see Outlook: Issues and Risks – New Products, — Manufacture of SAGE Oxygen Therapeutic Device.

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

During the past three years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:

•	Development of additional oxygen conserver models, such as the LOTUS Electronic Oxygen Conserver introduced in October 2004, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003 and the introduction of the SAGE Oxygen Therapeutic Device in May 2004. These new technologies should provide the Company with an opportunity to expand its oxygen delivery product lines and potentially enter the high-growth sleep disorder market;

•	A continued promotional and education campaign with respect to the benefits of the TOTAL O2 system, coupled with an ongoing emphasis on improving the performance of component suppliers.

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

Results of Operations

Net sales for the three and nine month periods ended December 31, 2004 increased by $1,209,000 (23.1%) and $2,662,000 (16.4%) respectively, as compared to the same periods in the prior year. The primary driver of the Company’s increase in sales has been the significant growth in sales of its conservers and therapeutic devices. Management believes that the performance features of its conservers and therapeutic devices have enabled the Company to recapture significant market share. Domestic unit sales of conservers and therapeutic devices for the three and nine month periods ended December 31, 2004, increased 30% and 41%, respectively over the prior year, while the increase in domestic revenues from conserver sales was 6% and 9%, respectively. This resulted from price reductions, the impact of national chain contract pricing (see above), and the generally lower pricing for pneumatic conservers in the marketplace. As noted above, management expects continued downward pressure on its average selling price.

Sales of the SAGE Oxygen Therapeutic Device are increasing. A customer that placed a large order for SAGE devices earlier in the year is taking delivery of the devices at a slower rate than was originally planned. The Company is working with the customer on a revised delivery schedule that will likely stretch into fiscal 2006. In addition, during the three month period ended December 31, 2004, the Company experienced a decline in sales of the OXYMATIC 400 series as a result of reduced orders from a large customer. The Company is pursuing efforts to reverse the decline in orders from this customer. However, at this time it is not clear if the Company’s efforts will be successful or if it will experience a continued decline in sales of the OXYMATIC 400 device to this customer. Future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.

The Company saw significant growth in sales of its TotalO2 Delivery System during the quarter ended December 31, 2004. Upcoming changes in Medicare reimbursement have increased interest in the TotalO2 System as a cost effective way to fulfill home care provider and patient needs. Revenues from TotalO2 sales increased 281% and 97%, respectively, for the three and nine month periods ended December 31, 2004, as compared to the prior year’s periods.

Sales to foreign distributors represented 5.2% and 5.0% of total sales for the three month periods ended December 31, 2004 and 2003, respectively, and 5.9% and 4.6% for the nine month periods ended December 31, 2004 and 2003, respectively. Management expects an increase in sales to foreign distributors during the upcoming twelve months; however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales, with the exception of Canada, are denominated in US dollars. Sales in Canada represent less than 2% of total sales.

Cost of sales as a percent of net sales increased from 57.6% to 58.0% for the three month period ended December 31, 2004 and decreased from 59.4% to 59.0% for the nine month period ended December 31, 2004, as compared to the same periods in the prior year. The increase in cost of sales as a percentage of sales for the three month period ended December 31, 2004 as compared to the same period in the prior year is due to a shift in product mix in the third quarter, while the decrease for the nine month period was a result of overhead efficiencies achieved due to production increases related to the increase in sales.

Selling, general and administrative expenditures increased from 27.7% to 28.8% and decreased from 29.5% to 28.2% of net sales for the three and nine month periods ended December 31, 2004, respectively, as compared to the same periods in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations, but were offset to some extent by commissions paid to the Company’s field sales force of manufacturer’s representatives. Research and development expenses increased by $36,000 for the three month period ended December 31, 2004 and $196,000 for the nine month period ended December 31, 2004 , as compared to the same periods in the prior year. Currently, management expects research and development expenditures to total approximately $1,570,000 in the fiscal year ending March 31, 2005, on projects to enhance and expand the Company’s product line. During fiscal year 2004, the Company spent $1,292,000 on research and development.

On July 31, 2002, a national chain accounting for less than 10% of sales in fiscal 2003 filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan provided for full repayment to the Company, and the Bankruptcy Court approved the Plan. Payments to the unsecured creditors commenced on July 1, 2003. As of December 31, 2004, this debt to the Company had been reduced to approximately $48,000, and in January 2005 the Company received payment of $43,000 against the remaining balance.

At December 31, 2004, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $1,535,000, against which a partial valuation allowance has been recorded. California has suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the company has been unable to use its California net operating loss carryforwards until the tax year which began April 1, 2004. The California net operating losses expire in 2006.

Financial Condition
At December 31, 2004, the Company had cash totaling $2,021,000 or 12.7% of total assets, as compared to $2,708,000 (20.8% of total assets) at March 31, 2004. Net working capital increased from $9,175,000 at March 31, 2004 to $10,499,000 at December 31, 2004. Net accounts receivable increased $717,000 during the nine months ended December 31, 2004, due to the increase in sales Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $2,368,000, in significant part as a result of the Company’s efforts to fill a large purchase order for SAGE devices. Delivery of units pursuant to that purchase order have been stretched out beyond the originally contemplated timetable. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company plan for anticipated orders and to maintain its safety stock levels. If safety stock levels drop below target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. Currently, inventory balances are generally near safety stock levels.

The Company depends upon its cash flow from operations to meet its capital requirements. Management believes cash balances and funds derived from operations should be adequate to meet the Company’s near and long term cash requirements given the Company’s recent operating performance. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital. Historically, the Company has financed its inventory requirements out of cash flow and it has not sought to finance its accounts receivable. It is possible the Company might seek financing arrangements for working capital in the future. The Company has no established lines of credit or other arrangements in place to obtain working capital and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $1,250,000.

The following table aggregates all of the Company’s material contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual		Less than 1	1 – 3	3-5	After 5
Cash Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$1,412,000	$418,000	$994,000	—	—

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

Consolidation of Home Care Industry
The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 54% of the Company’s net sales during the year ended March 31, 2004 and for 49% of net sales for the nine months ended December 31, 2004. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing and which may result in greater volatility and less predictability of the Company’s operating results. Moreover, the loss of a major customer or a significant decline in orders from a major customer could have a material adverse effect upon the Company’s revenues and profitability..

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No 151 (“Inventory Costs”), an amendment of ARB No. 43, Chapter 4. The statement clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage and requires those items to be expensed when incurred. SFAS 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not yet determined if the adoption of this standard will have a significant impact on its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”). SFAS 123R requires the Company to recognize compensation expense based on the fair value of equity instruments awarded to employees. We will adopt SFAS 123R on July 1, 2005, and the Company does not anticipate a significant impact to its financial statements.

Additional Risk Factors

Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Company has no significant exposure to market risk sensitive instruments or contracts .

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

(a) 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

(b) 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

(c) 32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.

(Registrant)

Date 02/10/2005	/s/ Earl L. Yager

Earl L. Yager
President and Chief Executive Officer

Date 02/10/2005	/s/ Tracy A. Kern

Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.
Certification pursuant to 18 U.S.C Section 1350