Form 10-K
period 2005-03-31
CHAD THERAPEUTICS INC
filed 2005-06-27
CIK 713492

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     As of September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $40,938,000 (based upon the last closing price for shares of the registrant’s common stock as reported by the American Stock Exchange as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were approximately 10,134,000 shares of common stock outstanding as of June 14, 2005.

     Certain information required in Part III hereto is incorporated by reference to the Proxy Statement (“Proxy Statement”) for the Registrant’s 2005 Annual Meeting of Shareholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Portions of the Registrant’s Annual Report to Shareholders for the year ended March 31, 2005 (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

PART I

Item 1. Business

     CHAD Therapeutics, Inc. (“CHAD” or the “Company”) was organized in August 1982 to develop, produce and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and has introduced additional respiratory care devices in subsequent years.

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

     According to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH) COPD represents the fourth leading cause of death in the United States and is predicted to be the third largest cause of death by 2020.

     The American Lung Association reported that in 2002 there were 12.1 million Americans suffering from COPD. This report also notes that in 2004 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $37.2 billion.

     Although precise data are not available, various individual and institutional sources and reports estimate that there are more than one (1) million homecare patients receiving supplementary administration of oxygen. Medicare, which accounts for about 60% of home oxygen dealers’ revenues, spent approximately $1.8 billion in 2002 for home oxygen, according to a report by the Centers for Medicare and Medicaid Services Office of Actuary. This represented a 13% increase over the previous year, according to the report.

     Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations and the Far East, where the incidence is higher than in the United States. We believe the potential international market for home oxygen is expected to grow to 150% of the U.S. market over the next five to ten years.

     The primary oxygen supply for home patients are concentrators that concentrate oxygen from the ambient air (85-90%), reservoirs containing liquid oxygen (10-15%) and cylinders containing compressed gaseous oxygen (less than one percent (1%)).

     Standard oxygen delivery systems are characteristically inefficient, permitting over 67% of the oxygen supply delivered to the patient to be wasted, primarily because the oxygen is administered steadily to the patient, even while he is exhaling. Since the normal breathing cycle consists of an exhalation period that is approximately twice as long as the inhalation period, at least two-thirds (2/3) of the oxygen from this continuous flow system is wasted. Furthermore, it is generally accepted that the oxygen breathed in during the first one-third (1/3) of the inhalation period provides most of the oxygenation benefit to the patient.

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

     In November 2003 Congress enacted the Medicare Improvement and Modernization Act, which had and will continue to impact reimbursement for home oxygen over the next several years. The new legislation will result in continued pressure on homecare providers to reduce the cost of providing home oxygen services.

     While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, the American Long Association indicates that to reduce and control symptoms, pulmonary patients should live a healthy lifestyle that includes excercise F. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.

CHAD’s Products

     Recognizing the need for more efficient oxygen delivery systems, the Company has pursued, since its inception, the development and marketing of devices that are designed to conserve oxygen. The benefits of such improvements include substantial cost savings for the homecare provider, as well as increased mobility for ambulatory patients who require portable oxygen supplies. These devices extend the life of oxygen supplies and make possible more compact and longer lasting portable systems, thereby improving the quality of life for home oxygen patients.

     OXYMIZER® and OXYMIZER Pendant Oxygen-Conserving Devices. In June 1983 the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to four to one (4:1) savings of oxygen as compared to continuous flow when used with any oxygen supply source.

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

     Extensive clinical testing and trials over the past 22 years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide that have confirmed the efficacy and oxygen savings of the OXYMIZER devices.

     The greater efficiency provided by these devices over standard oxygen delivery systems also permits home health care patients to achieve greater mobility by enabling them to use smaller portable cylinders or by obtaining two (2) to four (4) times the life from standard sized portable cylinders.

     For home oxygen dealers, the disposable OXYMIZER devices afford the cost advantages of oxygen conservation without capital investment in expensive equipment. In addition, the OXYMIZER devices can be utilized to achieve higher flow setting equivalencies for standard oxygen concentrators.

     In hospitals, the OXYMIZER devices are used for maintenance of certain patients requiring higher flow levels of oxygen without having to resort to uncomfortable oxygen masks.

     The Company is pursuing a marketing strategy that emphasizes the cost savings, efficiencies and level of patient comfort associated with the use of the OXYMIZER devices. See “Marketing” and “Competition.”

     The OXYMIZER Pendant device is similar to the OXYMIZER device except that its reservoir is located in a “pendant” that hangs over the patient’s chest rather than under the nose. The OXYMIZER Pendant has a more traditional appearance than the OXYMIZER. The Company began marketing the OXYMIZER Pendant in August 1984.

     OXYMATIC® Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March 1986. This product is a small electronic device designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment, releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third (1/3) of the inhalation phase, when oxygen is most efficiently utilized. There have been at least 12 controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.

     In June 1993 the Company introduced a different version of the OXYMATIC conserver, the OXYMATIC — 2400. This model incorporates substantial improvements and additional features, including an alarm system, which are designed to allow it to be used 24 hours a day with both primary and portable oxygen sources. The OXYMATIC — 2400 conserver affords the same oxygen savings ratios as the original OXYMATIC conserver.

     In July 2000 the Company introduced the first of the OXYMATIC 400 series of conservers. Additional models were added to this line in January and March of 2001. This new line of conservers was designed to capitalize on the proven reliability and efficiency of the Company’s previous models. In addition, features and options were added to create state-of-the-art conservers that would give homecare providers a wide choice of products to service their patients’ individual needs and preferences. These new conservers include a built-in regulator, expanded flow rates and provide average savings of five to one (5:1) over continuous flow oxygen.

     In November 2001 the Company introduced the SEQUOIA OXYMATIC line of conservers. These conservers utilize the same electronic features as the OXYMATIC 400 series conservers but do not contain a built-in regulator.

     The Company received clearance from the Food and Drug Administration (FDA) to market the LOTUS Electronic Oxygen Conserver in October 2004. The Company plans to begin shipping in July 2005. The LOTUS weighs less than one (1) pound and will be offered with or without a breath-sensing alarm. It will also offer additional liter flow settings and an extended battery life of up to four (4) months of normal usage on two (2) AA-size batteries.

     CYPRESS OXYPneumatic® Conservers. In July 2002 the Company began marketing the CYPRESS pneumatic conserver, which allowed the Company to compete in the pneumatic segment of the conserver market for the first time. This device incorporates no electronic parts, thus eliminating the need for batteries. It is lightweight, small and allows the use of a standard, single-lumen cannula, unlike many other pneumatic conservers that require special cannulas. The CYPRESS conserver provides flow rates from one (1) to six (6) liters per minute and oxygen savings greater than three to one (3:1) over continuous flow oxygen.

     Sales of OXYMATIC electronic and CYPRESS OXYPneumatic conservers accounted for approximately 73%, 77% and 74% of the Company’s sales in 2005, 2004 and 2003, respectively.

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

     OXYCOIL® Coiled Oxygen Tubing. In January 1986 the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conserver or conventional nasal cannulas. The OXYCOIL tubing is a convenience and safety device that can be used with any oxygen system to help keep the supply tubing out of the patient’s way, thus minimizing the tripping and tangling problems associated with standard supply tubing.

     TOTAL O2® Delivery System. In January 1998, the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation and a safe and efficient mechanism for filling portable oxygen cylinders. The TOTAL O2 Delivery System was designed to provide homecare dealers with a more cost effective means to provide home oxygen services while at the same time providing the patients with a higher quality of service. This can be accomplished as the homecare dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders, and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.

     Initial sales of the TOTAL O2 system have been adversely affected by several factors, including the overall home oxygen market climate and homecare providers’ reluctance to invest in the higher cost of the TOTAL O2 system to achieve the lower monthly operating costs it affords. Recent changes in home oxygen reimbursement appears to be causing homecare providers to examine their operating costs more carefully, which should have a positive impact on sales of the TOTAL O2 system. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook: Issues & Risks — New Product in the Company’s Annual Report to Shareholders.

     The technology for each of the devices described above has been licensed from the inventors thereof, with the exception of the CYPRESS OXYPneumatic conserver, which belongs to the Company. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the OXYCOIL tubing and the TOTAL O2 system. See “Licensing and Related Agreements.”

     Other Products. The Company also offers a variety of ancillary products that support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions,

regulators, cannulas and connecting tubing and assorted carrying bags. In addition, with a field sales force of manufacturer’s representatives and direct sales representatives covering the entire United States (see “Marketing”), the Company will utilize this team as part of a strategy to market and sell additional products that are targeted for the Company’s current customer base, the homecare provider.

Products Under Development

     It is the Company’s objective to continuously improve and add to its oxygen conserving and related products. During the fiscal years ended March 31, 2004 and 2003, the Company entered into contracts with outside vendors to develop products in the home oxygen market and sleep disorder market. Development efforts continue on these products. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.

Research and Development

     For the year ended March 31, 2005, the Company expended approximately $1,473,000 on research and development and has expended approximately $9,092,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,512,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.

Licensing and Related Agreements

     The Company has entered into license agreements (the “Inventor’s License Agreements”) with Brian L. Tiep, M.D., Robert E. Phillips and Ben A. Otsap, the inventors of the OXYMIZER device (the “Inventors”), with respect to that device and each of the additional oxygen conserving devices developed by them.

     Pursuant to the Inventor’s License Agreements, the Inventors grant to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device. Through September 2003, the Inventor’s License Agreements provided that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of six percent (6%) on amounts up to ten (10) million dollars and three percent (3%) on amounts of ten (10) million dollars or more. The Inventor’s License Agreements also provided that the Company pays minimum advance royalties for each license year in the amount of $10,000. The advance payments are to be applied toward royalties payable for the corresponding license year. As of September 2003, no further royalty payments are due. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement.

     Each Inventors License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent is issued, for 17 years. The Inventors may terminate the Inventor’s License Agreements at an earlier date if the Company is in arrears for 60 days on any royalty payment or if the Company defaults in performing any other term of the agreement and fails to cure such default within 60 days.

     The Company has also entered into a license agreement (the “Carleton License Agreement”) with the Life Support Division of Carleton (formerly Litton Life Support) for the TOTAL O2 Delivery System. Pursuant to the Carleton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such device in the health care market. The Carleton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of seven percent (7%) and requires minimum annual royalties of $100,000, $300,000 and $500,000 in 1999, 2000 and subsequent years, respectively. The Carleton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases use of the licensed technology. The Licensors may terminate the Carleton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

     The Company has also entered into a license a agreement (the “Phillips and Otsap License Agreement”) with Robert E. Phillips and Ben A. Otsap for the SAGE Oxygen Therapeutic Device. Pursuant to the Phillips and Otsap Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use and sell such devices in the health care market. The Phillips and Otsap License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of three percent (3%) for unit sales up to 1,499 units, four percent (4%) for unit sales from 1,500 to 1,999 units per month, five percent (5%) for unit sales from 2,000 to 2,499 units per month and six percent (6%) for unit sales of 2,500 or more per month. The agreement also requires minimum annual royalties of $15,000 in the first year after FDA clearance is received to market the product and $30,000 per annum thereafter. The Phillips and Otsap License Agreement continues until the expiration of the last to expire of any patent covering the related devise or until the Company ceases use of the licensed technology. The Licensors may terminate the Phillips and Otsap License Agreement at an earlier date if the Company is in arrears for six (6) days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.

Manufacturing and Sources of Supply

     The Company tests and packages its products in its own facility and performs some manufacturing operations on certain products. Some manufacturing processes are conducted by other firms and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future. All outside manufacturing is conducted under the supervision and control of the Company and with tooling provided by the Company.

     Pursuant to a written agreement, the Company purchases finished units of the OXYMIZER devices from a supplier in Hong Kong. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement.

     Production of the OXYMATIC 300 series, 2400 and 400 series conservers, the LOTUS, the CYPRESS pneumatic conservers, and the SAGE Oxygen Therapeutic Device are being handled internally with only a portion of the electronic assembly for electronic conservers being subcontracted outside the Company. The Company is currently subcontracting with two (2) electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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

Marketing

     The Company’s products are designed to reduce the cost of health care while maintaining or enhancing the therapeutic benefits to the patient and improving the user’s quality of life. The Company’s marketing efforts have focused primarily on providing home oxygen suppliers with products that they can utilize to increase their revenues and provide a better quality of care at less cost.

     Homecare dealers have reportedly increased their revenues by assembling small portable systems incorporating the Company’s OXYMATIC electronic conserver or CYPRESS pneumatic conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting, portable systems have both high professional and patient acceptance, which allows the supplier promoting these products to attract new and additional customers. The Company has been advised that medical professionals who frequently refer patients to specific home oxygen suppliers find that these systems assist patients in more easily complying with prescribed exercise programs and help them to achieve the therapeutic benefits of maintaining a lifestyle as normal as possible. Patients, most of whom are free to select their oxygen supplier, are reportedly receptive to changing suppliers in order to obtain equipment that will allow them to travel and maintain their quality of life.

     A large portion of home oxygen patients are covered by Medicare or other government programs. Since June 1989 home oxygen suppliers have been reimbursed on a fixed monthly fee basis by Medicare. The monthly reimbursement amount does not vary with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly per patient revenues are fixed, home oxygen suppliers can only increase their per patient profitability by reducing costs. The Company’s oxygen conserving products and TOTAL O2 Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.

     While the home respiratory care dealer remains the primary focus of the Company’s marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs target respiratory care physicians, nurses and therapists.

     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Vice President of Sales & Marketing, two (2) Regional Vice Presidents of Sales, a Director of Strategic Sales and Marketing, a manager of sales administration, an art and media manager, a marketing manager, a customer relations manager and five (5) in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of direct sales representatives and independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of seven (7) direct sales representatives and 31 manufacturer’s sales representatives with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising and a web site to promote the benefits of its products to homecare dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

     Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in institutional settings. As the trend develops to move patients into homecare, opportunities for the Company’s products should increase. Sales of conservers in Canada and Japan have become an important part of the Company’s business. Based on industry market research projections, the Company expects the international market to increase to 150% of the U.S. potential over the next five (5) to ten (10) years.

     The Company has entered into exclusive distributorship agreements in Germany, Japan,

Australia and several other countries. The Company also has non-exclusive distributors in many other countries.

     Sales outside of the United States subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations, and governmental restrictions and regulations.

Customers, Backlog and Orders

     The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 home oxygen dealers and 3,000 general hospitals in the United States that are potential customers or customer sources for the Company. Of these 7,000 to 8,000 homecare providers, approximately 48% are represented by three (3) major national chain accounts. One (1) national chain customer accounted for 36%, 27%, and 24% of net sales during 2005, 2004, and 2003, respectively, and one (1) other chain accounted for 11%, 14% and 11% of sales in 2005, 2004, and 2003, respectively.

Financial Information Relating to Foreign and
Domestic Operations and Export Sales
(in 000’s)

	2005	2004	2003
Sales
United States	$22,912	$20,498	$18,639
Canada	306	303	307
Japan	405	238	207
Germany	11	44	46
All other countries	653	458	342

Total	$24,287	$21,541	$19,541

     All identifiable assets are located in the United States.

     At March 31, 2005, the Company had no backlog of orders for any of its products. The Company presently endeavors to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that maintaining such levels of inventory is necessary to meet the requirements of its customers.

Competition

     The Company is aware of several demand valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market — liquid oxygen usage. Several companies, including Caire Inc. and Puritan Bennett, market small (3.4 to 5.5 lbs.) portable liquid oxygen systems incorporating simple oxygen conserving devices that double the useful life of these systems. Some of these companies have substantially greater marketing and financial resources than the Company. However, these units are more expensive than systems utilizing the OXYMATIC conservers and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.

     Several of these competitors are now marketing conservers in direct competition with the Company’s OXYMATIC electronic and CYPRESS pneumatic conservers. Some of these conservers only provide two to one (2:1) to three to one (3:1) savings ratios compared to continuous flow. As a result, these units while weighing about the same as the OXYMATIC conserver provide only one-third (1/3) or one-half (1/2) as much ambulation time. In addition, the Company is aware of two (2) companies marketing oxygen conserving devices that claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company’s products. The Company does not know the level of sales achieved by these companies.

     There are several other types of portable oxygen systems which compete with the Company’s OXYMATIC conservers but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limit their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three (3) feet high, weighs over 20 lbs., and provides an average patient with less than five (5) hours of oxygen. These systems are enjoying some level of success due to their lower unit price advantage. The OXYMATIC electronic and CYPRESS pneumatic conservers allow the use of smaller, lighter cylinders and thus provides greater mobility.

     Until the availability of portable systems utilizing the OXYMATIC conservers and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 lbs., provide an average patient with six (6) to eight (8) hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 lbs. and provides an average patient with 7.3 hours of oxygen. These systems are more costly than systems utilizing the OXYMATIC conservers and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. In addition, the patient must remain within range of the base unit for refilling, unlike with the systems utilizing the OXYMATIC conservers with which a patient can take as many cylinders as needed to provide the amount of time necessary to be away from their base unit.

     The Company is aware of one (1) combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O2 system. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. The competitor has substantially greater financial and marketing resources than the Company. The Company does not know the level of sales achieved for this system by the competition.

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

     The Company has obtained U.S. registration for the trademarks “OXYMIZER,” “OXYMATIC,” “LOTUS,” “OXYPneumatic,” “CHAD,” “OXYCOIL,” and “TOTAL O2.” A series of foreign applications to register the trademark “OXYMIZER” in a number of countries of commercial interest to the Company have been filed.

Governmental Regulation

     The commercialization of the OXYMIZER, OXYMATIC, LOTUS, CYPRESS, TOTAL O2, and SAGE devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three (3) classifications of medical devices: Class I, Class II and Class III. With respect to all three (3) classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.

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

     The Company has filed notification submissions pursuant to Section 510(k) of the Food and Drug Act of its intent to market the OXYMIZER, the OXYMIZER Pendant, the OXYMATIC conserver, the LOTUS conserver, the CYPRESS OXYPneumatic conserver, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device; it has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the CYPRESS OXYPneumatic, the LOTUS Electronic Oxygen conserver, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device as Class II devices.

Employees

     As of June 27, 2005, CHAD had 129 full-time employees and one (1) part-time employee. Sixty-two (62) of the Company’s employees are engaged in manufacturing and the remaining are engaged in marketing, sales, administration and management. None of the Company’s employees are represented by unions, and the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.

Item 2. Properties.

     The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California, and consist of approximately 55,500 square feet, at a monthly rental fee of $34,000 pursuant to a lease expiring in June 2008. Management believes this facility should adequately handle the Company’s needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during our fourth (4th) fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) (1) Financial Statements.

          Included in Part II of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets — March 31, 2005 and 2004

Statements of Operations — Years ended March 31, 2005, 2004, and 2003.

Statements of Shareholders’ Equity — Years ended March 31, 2005, 2004, and 2003.

Statements of Cash Flows — Years ended March 31, 2005, 2004, and 2003.

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

10.23 Summary plan description for CHAD Therapeutics, Inc. Employee Savings and Retirement Plan****

10.24 1994 Stock Option Plan******

10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California******

10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Carleton Life Support Division of Litton Industries, Inc.*******

10.27 2004 Equity Incentive Plan************

13.1 Annual Report to Shareholders for the year ended March 31, 2005.

23.1 Consent of Independent Registered Public Accounting Firm

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class I device.*

99.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class I device.**

99.3 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class II device.***

99.4 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class II device.***

99.5 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class II device*******

99.6 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class II device********

99.7 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as a Class II devices********

99.8 Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders*********

99.9 Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver**********

99.10 Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device***********

99.11 Letter from the FDA authorizing the Company to market the LOTUS Electronic Oxygen Conserver

*	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

**	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1984.

***	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

****	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

*****	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

*******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

*********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

**********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

***********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

************	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

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

Signature	Title	Date
/s/ Thomas E. Jones	Chairman of the Board of Directors	June 27, 2005
Thomas E. Jones

/s/ Earl L. Yager	Chief Executive Officer, President,	June 27, 2005
Earl L. Yager	and Director
(Principal Executive Officer)

/s/ Tracy A. Kern	Chief Financial Officer	June 27, 2005
Tracy A. Kern	(Principal Financial and Accounting Officer)

/s/ Kathleen M. Griggs	Director	June 27, 2005
Kathleen M. Griggs

/s/ John C. Boyd	Director	June 27, 2005
John C. Boyd

/s/ Edward Anthony Oppenheimer, M.D.	Director	June 27, 2005
Edward Anthony Oppenheimer, MD

/s/ Philip T. Wolfstein	Director	June 27, 2005
Philip T. Wolfstein

/s/ James M. Brophy	Director	June 27, 2005
James M. Brophy

Exhibit Index

Exhibit Index
Exhibit No.	Document
13.1	Annual Report to Shareholders for the year ended March 31, 2005.

23.1	Consent of Independent Accountant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.11	Letter from the FDA authorizing the Company to market the LOTUS Electronic Oxygen Conserver