Form 10-Q
period 2005-06-30
CHAD THERAPEUTICS INC
filed 2005-08-11
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	For Quarterly Period Ended: June 30, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 1-12214
CHAD THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

California (State of other jurisdiction of incorporation or organization)	95-3792700 (I.R.S. Employer Identification No.)
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
Yes ☐     No ☒
As of June 30, 2005, the registrant had 10,134,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2005 and March 31, 2005
(Unaudited)
ASSETS

	June 30,	March 31,
	2005	2005
Current assets:
Cash	$471,000	$177,000
Accounts receivable, less allowance for doubtful accounts of $42,000 at June 30, 2005, and $39,000 at March 31, 2005	3,301,000	3,745,000
Inventories, net (Note 5)	8,147,000	8,512,000
Prepaid expenses	145,000	264,000
Deferred income taxes	488,000	461,000

Total current assets	12,552,000	13,159,000

Property and equipment, at cost	6,223,000	6,140,000
Less accumulated depreciation	5,057,000	4,949,000

Net property and equipment	1,166,000	1,191,000
Intangible assets, net	837,000	802,000
Deferred income taxes	568,000	568,000
Other assets	67,000	70,000

Total assets	$15,190,000	$15,790,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$775,000	$1,196,000
Accrued expenses	1,421,000	1,370,000
Income taxes payable	12,000	200,000

Total current liabilities	2,208,000	2,766,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,134,000 and 10,134,000 shares issued and outstanding	13,369,000	13,369,000
Accumulated deficit	(387,000)	(345,000)

Total shareholders’ equity	12,982,000	13,024,000

Total liabilities and shareholders’ equity	$15,190,000	$15,790,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004

Net sales	$5,895,000	$6,099,000
Cost of sales	3,794,000	3,679,000

Gross profit	2,101,000	2,420,000

Costs and expenses:
Selling, general, and administrative	1,844,000	1,736,000
Research and development	332,000	410,000

Total costs and expenses	2,176,000	2,146,000

Operating income (loss)	(75,000)	274,000

Other income	6,000	8,000

Earnings (loss) before income taxes	(69,000)	282,000

Income tax expense (benefit)	(27,000)	20,000

Net earnings (loss)	$(42,000)	$262,000

Basic earnings per share	$0.00	$0.03

Diluted earnings per share	$0.00	$.02

Weighted shares outstanding:
Basic	10,134,000	10,110,000
Diluted	10,134,000	10,617,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2005
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance as of March 31, 2005	10,134,000	$13,369,000	$(345,000)

Net loss	—	—	(42,000)

Balance at June 30, 2005	10,134,000	13,369,000	$(387,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Cash Flows
For the three months ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(42,000)	$262,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	108,000	95,000
Amortization of intangibles	10,000	10,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	444,000	(163,000)
Decrease (increase) in inventories	365,000	216,000
Decrease (increase) in prepaid expenses	119,000	95,000
Decrease (increase) in other assets	3,000	(25,000)
Decrease (increase) in deferred income tax	(27,000)	—
Increase (decrease) in accounts payable	(421,000)	309,000
Increase (decrease) in accrued expenses	51,000	122,000
Increase (decrease) in income taxes payable	(188,000)	(140,000)

Net cash provided by operating activities	422,000	781,000

Cash flows from investing activities:
Additions to other assets	(45,000)	—
Capital expenditures	(83,000)	(52,000)

Net cash used in investing activities	(128,000)	(52,000)

Cash flows from financing activities:
Exercise of stock options	—	38,000

Net cash provided by financing activities	—	38,000

Net increase in cash	294,000	767,000

Cash beginning of period	177,000	2,708,000

Cash end of period	$471,000	$3,475,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Interim Reporting

CHAD Therapeutics, Inc. (the “Company”) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented have been made. The results for the three-month period ended June 30, 2005, are not necessarily indicative of the results expected for the year ended March 31, 2006. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2005, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Reclassifications

The Company reclassified royalty expense of $127,000 from selling, general, and administrative expense to costs of sales for the three-month period ended June 30, 2004 to conform to the 2005 presentation.

3.	Major Customer

One national chain customer accounted 37% and 32% of net sales during the three-month periods ended June 30, 2005 and 2004, respectively. Another national chain customer accounted for 16% of sales for the three-month period ended June 30, 2004. The Company’s customers are affected by Medicare reimbursement policy as 80% of home oxygen patients are covered by Medicare and other government programs

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000. At March 31, 2005, the amount at risk was approximately $371,000.

At June 30, 2005, the outstanding accounts receivable balance from one customer was 29% of gross accounts receivable and from a second customer was 12% of gross accounts receivable. At March 31, 2005, the outstanding accounts receivable balance from one customer was 26% of gross accounts receivable and from a second customer was 23% of gross accounts receivable.

5.	Inventories

Inventories in 2005 are summarized as follows:

	June 30	March 31
Finished goods	$2,244,000	$2,767,000
Work-in-process	1,918,000	1,790,000
Raw materials	4,097,000	4,063,000
Inventory reserve	(112,000)	(108,000)

	$8,147,000	$8,512,000

6.	Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,
	2005	2004
Basic earnings (loss) per share:
Numerator-net earnings (loss)	$(42,000)	$262,000
Denominator-weighted average common shares outstanding	10,134,000	10,110,000

Basic earnings (loss) per share	$0.00	$0.03

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$(42,000)	$262,000
Denominator:
Weighted average common shares outstanding	10,134,000	10,110,000
Diluted effect of common stock options	—	507,000

	10,134,000	10,617,000

Diluted earnings (loss) per share	$0.00	$0.02

Options to purchase 975,000 shares of common stock at prices ranging from $0.50 to $12.54 per share and 246,000 shares of common stock at prices ranging from $5.00 to $12.54 were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2005 and 2004, respectively, because their effect would have been anti-dilutive.

7.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2006, the Company has established an effective tax rate of 40%. The Company has California net operating loss carryforwards of $1,915,00. California suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the Company had been unable to use its California net operating loss carryforwards until the tax year that began April 1, 2004. The California net operating losses expire in 2008.

8.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s sales is as follows:

	Three Months Ended
	June 30,
	2005	2004
United States	$5,121,000	$5,810,000
Canada	56,000	81,000
Japan	188,000	83,000
Europe	466,000	91,000
All other countries	64,000	34,000

	$5,895,000	$6,099,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers accounted for 67% and 76% of the Company’s sales for the three-month periods ended June 30, 2005 and 2004, respectively.

9.	Stock Option Plan

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

The Company applies Accounting Principles Board Opinion No. 25 in accounting for the Plan, and no compensation expense has been recognized for its stock options in the accompanying financial statements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No.123, Accounting for Stock Based Compensation, to stock-based employee compensation:

	Three Months Ended
	June 30,
	2005	2004
Net earnings (loss), as reported	$(42,000)	$262,000
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	21,000	37,000

Pro forma net income (loss)	$(63,000)	$225,000

Earnings (loss) per share:
Basic — as reported	$0.00	$0.03
Basic — pro forma	(0.01)	0.02
Diluted — as reported	0.00	0.02
Diluted — proforma	$(0.01)	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
Certain statements in this report, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Outlook Issues and Risk” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.
The following discussion should be read in conjunction with our condensed financial statements and notes thereto.
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been and continues to be significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more competitive market for the Company’s products, as devices that were less expensive but which provided lower oxygen savings (or, in some cases, did not truly provide ambulatory oxygen) have achieved some level of success.
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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 44% and 53% of the Company’s net sales, for the three-month periods ended June 30, 2005 and 2004, respectively. One chain accounted for 37% and 32% of sales for the three-month periods ended June 30, 2005 and 2004, respectively, and one other chain accounted for 16% of sales for the three-month period ended June 30, 2004. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to affect the marketplace for the foreseeable future. To address the competitive nature of the oxygen conserver marketplace, the Company has developed and introduced a number of new products in this area in recent years. The first of these, the OXYMATIC® 401 conserver, received 510(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. The Company received clearance from the FDA to market its newest oxygen conserving device, the LOTUS Electronic Oxygen Conserver, in October 2004 with plans to begin shipment of the new device in September 2005. The LOTUS Electronic Oxygen Conserver weighs less than one (1) pound and will be offered with or without a breath-sensing alarm. It will also offer additional liter flow settings and an extended battery life of up to four months of normal usage on two AA-size batteries. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.
In May of 2004, the Company received clearance from the FDA to market its new SAGE™ Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. This device combines the industry’s first, truly dynamic delivery technology with the proven oxygen sensor technology in the OXYMATIC 400 series conservers. As a result, the new SAGE Oxygen Therapeutic Device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, while it still improves patient ambulatory capability. This new device underscores the Company’s dedication to providing home care suppliers and their patients with the widest range of home oxygen choices to suit individual needs, preferences and disease conditions. The Company began selling the SAGE nationwide in October 2004. No estimate can currently be made regarding the level of success the Company may achieve with this line of products or when the additional therapeutic devices that are now in development, and which are based on this advanced new platform, may be introduced to the market.
In 1998 the Company introduced the TOTAL O2® Delivery System, which provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulatory use, and a safe and efficient mechanism for filling portable oxygen cylinders in the home. This provides home care dealers with a means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997 from the Food and Drug Administration to sell this product. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as home care providers’ reluctance to invest in the higher cost of the TOTAL O2 Delivery System to achieve the lower monthly operating costs. Recent changes in home oxygen reimbursement appear to be causing home care providers to examine their operating costs more carefully and this is improving the marketing climate for the TOTAL O2 system.
During the past three years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:
•	Development of additional oxygen conserver models, such as the LOTUS Electronic Oxygen Conserver introduced in October 2004, that diversify the product line in order to offer customers a range of oxygen conservation choices;

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003 and the introduction of the SAGE Oxygen Therapeutic Device in May 2004. These new technologies should provide the Company with an opportunity to expand its oxygen delivery product lines and potentially enter the high-growth sleep disorder market; and

•	A continued promotional and education campaign with respect to the benefits of the TOTAL O2 system.
While the turnaround measures of the past four years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products, Consolidation of Home Care Industry, Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page [16] of this Report.

Results of Operations
Net sales for the three-month period ended June 30, 2005, decreased by $204,000 (3.3%) as compared to the same period in the prior year. The primary reasons for the decrease in sales were price reductions on conservers and reduced sales to a large customer. Unit sales of conservers and therapeutic devices for the three-month period ended June 30, 2005, decreased 4% from the prior year, while the decrease in revenues from conserver sales was 14%. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.
Conversely, the Company saw growth in sales of its TOTAL O2 Delivery System during the quarter ended June 30, 2005. Upcoming changes in Medicare reimbursement have increased interest in the TOTAL O2 system as a cost effective way to fulfill home care provider and patient needs. Revenues from TOTAL O2 sales increased 17%, for the three-month period ended June 30, 2005, as compared to the same period in the prior year.
Sales to foreign distributors represented 13.1% and 4.7% of total sales for the three-month periods ended June 30, 2005 and 2004, respectively. This increase was driven by higher conserver sales and management expects this trend to continue for the balance of the current fiscal year. Management expects an increase in sales to foreign distributors during the upcoming twelve months; however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 60.3% to 64.4% for the three-month period ended June 30, 2005, as compared to the same period in the prior year. This was a result of downward price pressures in the marketplace, increased sales to certain chains, and a change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures increased from 28.5% to 31.3% of net sales for the three-month period ended June 30, 2005, as compared to the same period in the prior year primarily due to the decrease in domestic sales. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations but were offset to some extent by growth in the Company’s sales force. Research and development expenses decreased by $78,000 for the three-month period ended June 30, 2005, as compared to the same period in the prior year. Currently management expects research and development expenditures to total approximately $1,512,000 in the fiscal year ending March 31, 2006, on projects to enhance and expand the Company’s product line. During fiscal year 2005, the Company spent $1,473,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At March 31, 2005, the Company determined it was more likely than not that all off the deferred tax assets would be realized, and accordingly, released any remaining allowance on its deferred tax assets. The Company has California net operating loss carryforwards of $1,915,000. The California net operating losses expire in 2008.

Financial Condition
At June 30, 2005, the Company had cash totaling $471,000 or 3.1% of total assets, as compared to $177,000 (1.1% of total assets) at March 31, 2005. Net working capital decreased from $10,393,000 at March 31, 2005 to $10,344,000 at June 30, 2005. Net accounts receivable decreased $444,000 during the three months ended June 30, 2005, due to the Company receiving payment in full in the first quarter of fiscal year 2005 on a significant accounts receivable balance that was present at March 31, 2005. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $365,000. In the latter part of fiscal 2005, the Company had a significant inventory build up to fill certain customer orders and anticipated customer orders. Certain of these orders did not materialize. However, there is an active market for the products involved, and the Company believes the inventory will be sold in due course. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.
The Company depends upon its cash flow from operations to meet its capital requirements. Management believes cash balances and funds derived from operations should be adequate to meet the Company’s near and long-term cash requirements given the Company’s recent operating performance. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. If profitable operations do not continue, the Company may need to seek other sources of working capital. Historically, the Company has financed its inventory requirements out of cash flow, and it has not sought to finance its accounts receivable. It is possible the Company might seek financing arrangements for working capital in the future. The Company has no established lines of credit or other arrangements in place to obtain working capital, and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $800,000.
The following table aggregates all of the Company’s material contractual obligations as of June 30, 2005:

		Payments Due by Period
Contractual		Less than 1	1 – 3	3-5	After 5
Cash Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$1,332,000	$431,000	$901,000	—	—
Minimum royalty obligations	$3,285,000	$515,000	$1,590,000	$1,090,000	$90,000
Employee obligations	$640,000	$160,000	$480,000
Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2005 Annual Report.
Employee obligations consist of an employment agreement (the “Employment Agreement”) with Thomas E. Jones Chairman of the Board of Directors. The Employment Agreement does not have a specific term and provides for a base salary of $160,000 per year, which amount is subject to annual review of the Board of Directors. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90 days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan, or if not applicable, a severance benefit equial to 200% of his salary and incentive bonus for the prior fiscal year. In estimating its contractual obligation,
The Company has assumed that Mr. Jones will voluntarily retire at the end of the year he turns 65 and that no severance benefit will be payable. This date may not represent the actual date the Company’s payment obligations under the Employment Agreement are extinguished.
The Company does not have any debt and is not subject to any covenants or contractual restrictions limiting its operations. The Company has not adopted any programs that provide for post-employment retirement benefits, however, it has on occasion provided such benefits to individual employees. The Company does not have any off balance sheet arrangements with any special purpose entities or any other parties, does not enter into any transactions in derivatives, and has no material transactions with any related parties.
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
Intangible and long-lived assets – The Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset, and the impact of significant negative industry or economic trends.
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
New Products
The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA, CYPRESS OXYPneumatic, and LOTUS conservers, and the TOTAL O2 Delivery System and in May 2004 introduced the SAGE Oxygen Therapeutic Device. The Company is currently developing additional new products. The success of the Company’s products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy, and benefit to patients as well as obtaining timely regulatory approval for new products. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. As with any product, the Company’s ability to successfully promote new products cannot be determined at this time.

Consolidation of Home Care Industry – Dependence on Key Customers
The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 53% of the Company’s net sales during the year ended March 31, 2005, and for 44% of net sales for the three months ended June 30, 2005. One major customer accounted for 36% of net sales for the year ended March 31, 2005, and 37% for the three months ended June 30, 2005. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing and which may result in greater volatility and less predictability of the Company’s operating results. Moreover, the loss of a major customer or a significant decline in orders from a major customer could have a material adverse effect upon the Company’s revenues and profitability.
Competition
The Company’s success in the early 1990’s has drawn competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. No assurance can be given that increased competition in the home oxygen market will not have an adverse effect on the Company’s operations.
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
Potential Changes in Administration of Health Care
A number of proposals to regulate, control or alter the method of financing health care costs have been discussed and certain such bills have been introduced in Congress and various state legislatures. Because of the uncertain state and widely varying terms of health care proposals, it is not meaningful at this time to predict the effect on the Company if any of these proposals is enacted.
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

Protection of Intellectual Property Rights
The Company pursues a policy of protecting its intellectual property rights through a combination of patents, trademarks, trade secret laws, and confidentiality agreements. The Company considers the protection of its proprietary rights and the patentability of its products to be significant to the success of the Company. To the extent that the products to be marketed by the Company do not receive patent protection, competitors may be able to manufacture and market substantially similar products. Such competition or claims that the Company’s products infringe the patent or trademark rights of others could have an adverse impact upon the Company’s business.
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
Availability and Reliability of Third Party Component Products
The Company tests and packages its products in its own facility. Some of its other manufacturing processes are conducted by other firms. The Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future and is thus dependent on the reliability and quality of parts supplied by these firms. From time to time, the Company has experienced problems with the reliability of components produced by third party suppliers. The Company’s agreements with its suppliers are terminable at will or by notice. The Company believes that other suppliers would be available in the event of termination of these arrangements. No assurance can be given, however, that the company will not suffer a material disruption in the supply of parts required for its products.
Accounting Standards
Accounting standards promulgated by the Financial Accounting Standards Board change periodically. Changes in such standards may have an impact on the Company’s future financial position.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”). SFAS 123R requires the Company to recognize compensation expense based on the fair value of equity instruments awarded to employees. We will adopt SFAS 123R on April 1, 2006, and the Company does not anticipate a significant impact to its financial statements.

Additional Risk Factors
Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts .
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

CHAD THERAPEUTICS, Inc. (Registrant)
Date 08/11/2005	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 08/11/2005	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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