Form 10-Q
period 2005-09-30
CHAD THERAPEUTICS INC
filed 2005-11-14
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: September 30, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 1-12214
CHAD THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

California	95-3792700
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
21622 Plummer Street, Chatsworth, CA   91311
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
Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of September 30, 2005, the registrant had 10,144,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2005 and March 31, 2005
(Unaudited)

	September 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash	$434,000	$177,000
Accounts receivable, less allowance for doubtful accounts of $50,000 at September 30, 2005, and $39,000 at March 31, 2005	3,013,000	3,745,000
Inventories, net (Note 4)	8,118,000	8,512,000
Prepaid expenses and other assets	472,000	264,000
Deferred income taxes	518,000	461,000

Total current assets	12,555,000	13,159,000

Property and equipment, at cost	6,287,000	6,140,000
Less accumulated depreciation	5,163,000	4,949,000

Net property and equipment	1,124,000	1,191,000

Intangible assets, net	863,000	802,000
Deferred income taxes	568,000	568,000
Other assets	65,000	70,000

Total assets	$15,175,000	$15,790,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210,000	$1,196,000
Accrued expenses	1,176,000	1,370,000
Income taxes payable	—	200,000

Total current liabilities	2,386,000	2,766,000

Capital lease obligation, net of current portion	7,000	—

Total liabilities	2,393,000	2,766,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,144,000 and 10,134,000 shares issued and outstanding	13,379,000	13,369,000
Accumulated deficit	(597,000)	(345,000)

Total shareholders’ equity	12,782,000	13,024,000

Total liabilities and shareholders’ equity	$15,175,000	$15,790,000

     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Net sales	$5,375,000	$6,309,000
Cost of sales	3,594,000	3,696,000

Gross profit	1,781,000	2,613,000

Costs and expenses:
Selling, general, and administrative	1,699,000	1,712,000
Research and development	435,000	417,000

Total costs and expenses	2,134,000	2,129,000

Operating income (loss)	(353,000)	484,000

Other income	13,000	6,000

Earnings (loss) before income taxes	(340,000)	490,000

Income tax expense (benefit)	(130,000)	35,000

Net earnings (loss)	$(210,000)	$455,000

Basic earnings (loss) per share	$(0.02)	$0.04

Diluted earnings (loss) per share	$(0.02)	$0.04

Weighted shares outstanding:
Basic	10,141,000	10,122,000
Diluted	10,141,000	10,598,000

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Net sales	$11,270,000	$12,408,000
Cost of sales	7,388,000	7,375,000

Gross profit	3,882,000	5,033,000

Costs and expenses:
Selling, general, and administrative	3,543,000	3,448,000
Research and development	767,000	827,000

Total costs and expenses	4,310,000	4,275,000

Operating income (loss)	(428,000)	758,000

Other income	19,000	14,000

Earnings (loss) before income taxes	(409,000)	772,000

Income tax expense (benefit)	(157,000)	55,000

Net earnings (loss)	$(252,000)	$717,000

Basic earnings (loss) per share	$(0.02)	$0.07

Diluted earnings (loss) per share	$(0.02)	$0.07

Weighted shares outstanding:
Basic	10,137,000	10,116,000
Diluted	10,137,000	10,609,000

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2005
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2005	10,134,000	$13,369,000	$(345,000)

Exercise of stock options	10,000	10,000	—

Net loss	—	—	(252,000)

Balance at September 30, 2005	10,144,000	13,379,000	$(597,000)

See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the six months ended September 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(252,000)	$717,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	214,000	178,000
Amortization of intangibles	20,000	19,000
Provision for losses on receivables	21,000	7,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	711,000	(554,000)
Decrease (increase) in inventories	394,000	(373,000)
Decrease (increase) in prepaid expenses and other assets	(203,000)	(172,000)
Decrease (increase) in deferred income tax	(57,000)	(210,000)
Increase (decrease) in accounts payable	7,000	750,000
Increase (decrease) in accrued expenses	(194,000)	(34,000)
Increase (decrease) in income taxes payable	(200,000)	25,000

Net cash provided by operating activities	461,000	353,000
Cash flows from investing activities:
Additions to other assets	(81,000)	—
Capital expenditures	(133,000)	(92,000)

Net cash used in investing activities	(214,000)	(92,000)
Cash flows from financing activities:
Exercise of stock options	10,000	38,000

Net cash provided by financing activities	10,000	38,000

Net increase in cash	257,000	299,000
Cash beginning of period	177,000	2,708,000

Cash end of period	$434,000	$3,007,000

Supplemental disclosure of cash flow information:
Acquisition of capital assets through capital lease	$14,000	$—
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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three and six-month periods ended September 30, 2005, are not necessarily indicative of the results expected for the year ended March 31, 2006. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2005, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Revenue Recognition

The Company recognizes revenue when title and risk of loss transfers to the customer and the earnings process is complete. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. The Company records all shipping fees billed to customers as revenue, and related costs as costs of good sold, when incurred.

3.	Major Customers

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Customer A**	38.8%	37.3%	37.6%	34.5%
Customer B**	*	13.7%	*	14.9%
Customer C	10.1%	*	*	*

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000. At September 30, 2005, the amount at risk was approximately $334,000.

The significant outstanding accounts receivable balances in 2005 were as follows:

	September 30	March 31
Customer A	29.0%	26.0%
Customer B	17.8%	*
Customer C	*	22.6%

*	Indicates accounts receivable balance less than 10% of gross accounts receivable.
5.	Inventories

Inventories in 2005 are summarized as follows:

	September 30	March 31
Finished goods	$2,095,000	$2,767,000
Work-in-process	1,935,000	1,790,000
Raw materials	4,203,000	4,063,000
Inventory reserve	(115,000)	(108,000)

	$8,118,000	$8,512,000

6.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 6% and a purchase option at lease end in August 2007. Amortization of plant equipment under capital leases will be included in depreciation expense.

7.	Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings (loss) per share:
Numerator—net earnings (loss)	$(210,000)	$455,000	$(252,000)	$717,000
Denominator—weighted average common shares outstanding	10,141,000	10,122,000	10,137,000	10,116,000

Basic earnings (loss) per share	$(0.02)	$0.04	$(0.02)	$0.07

Diluted earnings (loss) per share:
Numerator—net earnings (loss)	$(210,000)	$455,000	$(252,000)	$717,000
Denominator:
Weighted average common shares outstanding	10,141,000	10,122,000	10,137,000	10,116,000
Diluted effect of common stock options	—	476,000	—	493,000

	10,141,000	10,598,000	10,137,000	10,609,000

Diluted earnings (loss) per share	$(0.02)	$0.04	$(0.02)	$0.07

Options to purchase 1,003,000 shares of common stock at prices ranging from $0.50 to $12.54 per share and 225,000 shares of common stock at prices ranging from $5.00 to $12.54 were not included in the computation of diluted earnings per share for the three and six-month periods ended September 30, 2005 and 2004, respectively, because their effect would have been anti-dilutive.

8.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2006, the Company has established an effective tax rate of 40 percent. The Company has California net operating loss carryforwards of $1,936,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013. California suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the Company had been unable to use its California net operating loss carryforwards until the tax year that began April 1, 2004.

9.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$4,547,000	$5,840,000	$9,656,000	$11,653,000
Canada	40,000	67,000	96,000	156,000
Japan	72,000	120,000	260,000	183,000
Europe	633,000	20,000	1,105,000	32,000
All other countries	83,000	262,000	153,000	384,000

	$5,375,000	$6,309,000	$11,270,000	$12,408,000

All long-lived assets are located in the United States.

Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers accounted for 71% and 77% of the Company’s sales for the three-month periods ended September 30, 2005 and 2004, respectively, and 69% and 77% for the six-month periods ended September 30, 2005 and 2004, respectively.

10.	Stock Option Plan

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(210,000)	$455,000	$(252,000)	$717,000
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	35,000	29,000	70,000	58,000

Pro forma net income (loss)	$(245,000)	$426,000	$(322,000)	$659,000

Earnings (loss) per share:
Basic — as reported	$(0.02)	$0.04	$(0.03)	$0.07
Basic — pro forma	(0.02)	0.04	(0.03)	0.07
Diluted — as reported	(0.02)	0.04	(0.03)	0.07
Diluted — proforma	$(0.02)	$0.04	$(0.03)	$0.06
The fair value of options granted during each period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year
	2006	2005
Risk-free interest rate	4.3%	3.3%
Forfeiture rate	2.0%	2.0%
Dividend Yield	.0	.0
Volatility	78%	98%
Expected Life (years)	10	10
11.	Reclassifications

Certain reclassifications have been made to the fiscal year 2005 financial data to conform with the 2006 presentation.

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
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been, and continues to be, significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more competitive market for the Company’s products, as devices that were less expensive but which provided lower oxygen savings (or, in some cases, did not truly provide ambulatory oxygen) have achieved some level of success.
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

In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 46% and 57% of the Company’s net sales for the three-month periods ended September 30, 2005 and 2004, respectively, and 45% and 55% of the Company’s net sales for the six-month periods ended September 30, 2005 and 2004, respectively. One chain accounted for 39% and 37% of net sales for the three-month periods and 38% and 34% of sales for the six-month periods ended September 30, 2005 and 2004, respectively, and one other chain accounted for 14% and 15% of sales for the three and six-month periods ended September 30, 2004, respectively. One international customer accounted for 10.1% of net sales during the three-month period ended September 30, 2005. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to affect the marketplace for the foreseeable future. To address the competitive nature of the oxygen conserver marketplace, the Company has developed and introduced a number of new products in this area in recent years. The first of these, the OXYMATIC® 401 conserver, received 510(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. The Company received clearance from the FDA to market its newest oxygen conserving device, the LOTUS Electronic Oxygen Conserver, in October 2004 and began shipment of the new device in November 2005. The LOTUS Electronic Oxygen Conserver weighs less than one (1) pound and will be offered with or without a breath-sensing alarm. It also offers additional liter flow settings and an extended battery life of up to four months of normal usage on two AA-size batteries. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.
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
During the past three years, the Company has recovered substantial market share in the conserver market and is using that platform to spearhead its growth strategy for the future, which includes the following:
•	Development of additional oxygen conserver models, such as the LOTUS Electronic Oxygen Conserver with a view to diversifying the product line in order to offer customers a range of oxygen conservation choices;

•	An effort to expand the Company’s product lines and improve existing products through the investment in and development of new technologies, such as proprietary sensor technology and control software licensed in January of 2003 and the introduction of the SAGE Oxygen Therapeutic Device in May 2004. These new technologies should provide the Company with an opportunity to expand its oxygen delivery product lines and potentially enter the high-growth sleep disorder market; and

•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system.
While the turnaround measures of the past four years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, no assurances can be given that these objectives will be achieved. For example, continuing price pressure on our conservers has depressed operating results for the first six months of fiscal 2006. Management of the Company will continually monitor the success of these efforts and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products,

Consolidation of Home Care Industry, Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page 17 of the Company’s 2005 Annual Report.
Results of Operations
Net sales for the three and six-month periods ended September 30, 2005, decreased by $934,000 (14.8%) and $1,138,000 (9.2%), respectively, as compared to the same periods in the prior year. The primary reasons for the decrease in sales were price reductions on conservers and reduced sales to a large customer. Unit sales of conservers and therapeutic devices for the three and six-month periods ended September 30, 2005, decreased 7.4% and 5.8%, respectively, from the prior year, while the decrease in revenues from conserver and therapeutic device sales was 22.2% and 18.3% for the same periods. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.
Conversely, the Company saw growth in sales of its TOTAL O2 Delivery System during the quarter ended September 30, 2005. Upcoming changes in Medicare reimbursement have increased interest in the TOTAL O2 system as a cost effective way to fulfill home care provider and patient needs. Revenues from TOTAL O2 sales increased 69.9% and 39.3% for the three and six-month periods ended September 30, 2005, as compared to the same period in the prior year.
Sales to foreign distributors represented 15.4% and 14.3% of net sales for the three and six-month periods ended September 30, 2005 and 2004, respectively as compared to 7.6% and 6.3% for the same periods in the prior year. For the six-month period ended September 30, 2005, this represented a 107.6% increase over the same period in the prior year. This increase was driven by higher conserver sales and management expects this trend to continue for the balance of the current fiscal year. Management expects an increase in sales to foreign distributors during the upcoming twelve months; however, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 58.6% to 66.9% and from 59.5% to 65.6% for the three and six-month periods ended September 30, 2005, as compared to the same periods in the prior year. This was a result of downward price pressures in the marketplace, increased sales to certain chains, and a change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures remained consistent at 32% and 31% as a percentage of net sales for the three and six-month periods ended September 30, 2005, as compared to the same periods in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations but were offset to some extent by growth in the Company’s sales force. Research and development expenses increased by $18,000 and decreased by $60,000 for the three and six-month periods ended September 30, 2005, respectively, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,512,000 in the fiscal year ending March 31, 2006, on projects to enhance and expand the Company’s product line. During fiscal year 2005, the Company spent $1,473,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At March 31, 2005, the Company determined it was more likely than not that all of the deferred tax assets would be realized, and accordingly, released any remaining valuation allowance on its deferred tax assets. The Company has California net operating loss carryforwards of $1,936,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013.
Financial Condition
At September 30, 2005, the Company had cash totaling $434,000 or 2.9% of total assets, as compared to $177,000 (1.1% of total assets) at March 31, 2005. Net working capital decreased from $10,393,000 at March 31, 2005 to $10,169,000 at September 30, 2005. Net accounts receivable decreased $732,000 during the six months ended September 30, 2005, due to the Company receiving full payment in the first quarter of fiscal year 2006 of a significant account receivable balance that was unpaid at March 31, 2005. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $394,000. In the latter part of fiscal 2005, the Company had a significant inventory build up to fill certain customer orders and anticipated customer orders. Certain of these orders did not materialize. However, there is an active market for the products involved, and the Company believes the inventory will be sold in due course. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.
The Company depends upon its cash flow from operations to meet its capital requirements. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. Historically, the Company has financed its inventory requirements out of cash flow, and it has not sought to finance its accounts receivable. During the next twelve months, the Company intends to seek financing arrangements in order to meet its anticipated capital expenditures and to enhance its working capital resources. The Company has no established lines of credit or other arrangements in place to obtain working capital, and no assurance can be given that if and when needed other sources of working capital would be available. The Company expects capital expenditures during the next twelve months to be approximately $800,000.

The following table aggregates all of the Company’s material contractual obligations as of September 30, 2005:

	Payments Due by Period
		Less than 1	1 – 3	3-5	After 5
	Total	Year	Years	Years	Years
Contractual
Cash Obligations
Operating lease obligations	$1,224,000	$435,000	$789,000	—	—
Minimum royalty obligations	$3,285,000	$530,000	$1,590,000	$1,090,000	$75,000
Employee obligations	$600,000	$160,000	$440,000	—	—
Capital lease bligations	$14,000	$7,000	$7,000	—	—
Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2005 Annual Report.
Employee obligations consist of an employment agreement (the “Employment Agreement”) with Thomas E. Jones Chairman of the Board of Directors. The Employment Agreement does not have a specific term and provides for a base salary of $160,000 per year, which is subject to annual review of the Board of Directors. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90 days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan, or if not applicable, a severance benefit equal to 200% of his salary and incentive bonus for the prior fiscal year. In estimating its contractual obligation, the Company has assumed that Mr. Jones will voluntarily retire at the end of the year he turns 65 and that no severance benefit will be payable. This date may not represent the actual date the Company’s payment obligations under the Employment Agreement are extinguished.
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
Consolidation of Home Care Industry – Dependence on Key Customers – Pressure on Selling Prices
The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains.

Four major national chains accounted for 53% of the Company’s net sales during the year ended March 31, 2005, and for 45% of net sales for the six months ended September 30, 2005. One major customer accounted for 36% of net sales for the year ended March 31, 2005, and 38% for the six months ended September 30, 2005. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing and which may result in greater volatility and less predictability of the Company’s operating results. Moreover, the loss of a major customer or a significant decline in orders from a major customer could have a material adverse effect upon the Company’s revenues and profitability.
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
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its 2005 Annual Meeting of Shareholders as further discussed below:
(a)	The Company’s 2005 Annual Meeting of Shareholders was held on September 16, 2005 in Woodland Hills, California.

(b)	Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, here was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all of such nominees were elected.

(c)	At the Annual Meeting, the following matters were considered and voted upon:
(i)	The election of four directors to the Company’s board of directors, which currently consists of seven persons. Only four positions on the Company’s board of directors were to be elected at the Annual Meeting. At the Annual Meeting, the Company’s shareholders elected each of the following director nominees as directors, to serve on the Company’s board of directors until the Annual Meeting of Shareholders of 2006 or until their successors are duly elected and qualified. The vote for each director was as follows:
(ii)

Name	For	Against	Withheld
Philip T. Wolfstein	9,561,187	196,266
James M. Brophy	9,702,939	54,514
Kathleen M. Griggs	9,586,621	170,813
(iii)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended March 31, 2006. At the Annual meeting, the Company’s shareholders approved this proposal by the votes indicated below:

Shares
For	9,737,404
Against	11,158
Abstain	8,891
(d)	None
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

CHAD THERAPEUTICS, Inc.
(Registrant)

Date 11/14/2005	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 11/14/2005	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release

* The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.