Form 10-Q
period 2005-12-31
CHAD THERAPEUTICS INC
filed 2006-02-14
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

☑	For Quarterly Period Ended: December 31, 2005
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 1-12214
CHAD THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

California	95-3792700
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
As of December 31, 2005, the registrant had 10,158,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2005 and March 31, 2005
(Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
Current assets:
Cash	$820,000	$177,000
Accounts receivable, less allowance for doubtful accounts of $40,000 at December 31, 2005, and $39,000 at March 31, 2005	3,202,000	3,745,000
Income taxes refundable	402,000	—
Inventories, net (Note 5)	7,356,000	8,512,000
Prepaid expenses and other assets	184,000	264,000
Deferred income taxes	501,000	461,000

Total current assets	12,465,000	13,159,000

Property and equipment, at cost	6,316,000	6,140,000
Less accumulated depreciation	5,260,000	4,949,000

Net property and equipment	1,056,000	1,191,000

Intangible assets, net	877,000	802,000
Deferred income taxes	376,000	568,000
Other assets	74,000	70,000

Total assets	$14,848,000	$15,790,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$862,000	$1,196,000
Accrued expenses	1,142,000	1,370,000
Income taxes payable	—	200,000

Total current liabilities	2,004,000	2,766,000

Other long-term liabilities	5,000	—

Total liabilities	2,009,000	2,766,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,158,000 and 10,134,000 shares issued and outstanding	13,397,000	13,369,000
Accumulated deficit	(558,000)	(345,000)

Total shareholders’ equity	12,839,000	13,024,000

Total liabilities and shareholders’ equity	$14,848,000	$15,790,000

     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Net sales	$5,907,000	$6,444,000
Cost of sales	3,806,000	3,741,000

Gross profit	2,101,000	2,703,000
Costs and expenses:
Selling, general, and administrative	1,558,000	1,858,000
Research and development	435,000	380,000

Total costs and expenses	1,993,000	2,238,000

Operating income	108,000	465,000
Other income	4,000	14,000

Earnings before income taxes	112,000	479,000
Income tax expense (benefit)	73,000	(26,000)

Net earnings	$39,000	$505,000

Basic earnings per share	$0.00	$0.05

Diluted earnings per share	$0.00	$0.05

Weighted shares outstanding:
Basic	10,151,000	10,124,000
Diluted	10,569,000	10,647,000
     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the nine months ended December 31, 2005 and 2004
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Net sales	$17,177,000	$18,852,000
Cost of sales	11,194,000	11,116,000

Gross profit	5,983,000	7,736,000
Costs and expenses:
Selling, general, and administrative	5,101,000	5,306,000
Research and development	1,202,000	1,207,000

Total costs and expenses	6,303,000	6,513,000

Operating income (loss)	(320,000)	1,223,000
Other income	23,000	28,000

Earnings (loss) before income taxes	(297,000)	1,251,000
Income tax expense (benefit)	(84,000)	29,000

Net earnings (loss)	$(213,000)	$1,222,000

Basic earnings (loss) per share	$(0.02)	$0.12

Diluted earnings (loss) per share	$(0.02)	$0.12

Weighted shares outstanding:
Basic	10,142,000	10,119,000
Diluted	10,142,000	10,622,000
     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2005
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2005	10,134,000	$13,369,000	$(345,000)

Exercise of stock options	24,000	28,000	—

Net loss	—	—	(213,000)

Balance at December 31, 2005	10,158,000	13,397,000	$(558,000)

     See accompanying notes to consolidated financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the nine months ended December 31, 2005 and 2004
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$(213,000)	$1,222,000
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	311,000	274,000
Amortization of intangibles	29,000	29,000
Provision for losses on receivables	1,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	542,000	(717,000)
Decrease (increase) in inventories	1,156,000	(2,368,000)
Decrease (increase) in income taxes refundable	(402,000)	—
Decrease (increase) in prepaid expenses and other assets	76,000	(172,000)
Decrease (increase) in deferred income taxes	152,000	(467,000)
Increase (decrease) in accounts payable	(341,000)	1,337,000
Increase (decrease) in accrued expenses	(228,000)	105,000
Increase (decrease) in income taxes payable	(200,000)	215,000

Net cash provided by (used in) operating activities	883,000	(542,000)
Cash flows from investing activities:
Additions to intangible assets	(104,000)	—
Capital expenditures	(162,000)	(196,000)

Net cash used in investing activities	(266,000)	(196,000)
Cash flows from financing activities:
Exercise of stock options	28,000	51,000
Principal payments on capital lease	(2,000)	—

Net cash provided by financing activities	26,000	51,000

Net increase (decrease) in cash	643,000	(687,000)
Cash beginning of period	177,000	2,708,000

Cash end of period
	$820,000	$2,021,000

Supplemental disclosure of cash flow information:
Acquisition of capital assets through capital lease	$14,000	$—
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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three and nine-month periods ended December 31, 2005, are not necessarily indicative of the results expected for the year ended March 31, 2006. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2005, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

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

3.	Major Customers

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Customer A**	32.6%	34.3%	35.9%	34.4%
Customer B**	*	10.5%	*	13.4%
Customer C	13.7%	*	10.1%	*

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as 80% of home oxygen patients are covered by Medicare and other government programs.
4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000. At December 31, 2005, the amount at risk was approximately $720,000.

The significant outstanding accounts receivable balances in 2005 were as follows:

	December 31	March 31
Customer A**	21.3%	26.0%
Customer B	17.0%	*
Customer C**	*	22.6%
Customer D	16.7%	*

*	Indicates accounts receivable balance less than 10% of gross accounts receivable.

**	Indicates national chain customer.
5.	Inventories Inventories in 2005 are summarized as follows:

	December 31	March 31
Finished goods	$1,722,000	$2,767,000
Work-in-process	1,828,000	1,790,000
Raw materials	3,938,000	4,063,000
Inventory reserve	(132,000)	(108,000)

	$7,356,000	$8,512,000

6.	Line of Credit

In December 2005, the Company entered into a $1 million revolving line of credit agreement that expires in December 2006. Advances under the line of credit bear interest at the bank’s prime rate (7.25% at December 31, 2005) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. There were no borrowings under the line of credit at December 31, 2005.

7.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. Amortization of plant equipment under capital leases will be included in depreciation expense.

8.	Earnings (Loss) Per Common Share Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic earnings (loss) per share:
Numerator-net earnings (loss)	$39,000	$505,000	$(213,000)	$1,222,000
Denominator-weighted average common shares outstanding	10,151,000	10,124,000	10,142,000	10,119,000

Basic earnings (loss) per share	$0.00	$0.05	$(0.02)	$0.12

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$39,000	$505,000	$(213,000)	$1,222,000
Denominator:
Weighted average common shares outstanding	10,151,000	10,124,000	10,142,000	10,119,000
Diluted effect of common stock options	418,000	523,000	—	503,000

	10,569,000	10,647,000	10,142,000	10,622,000

Diluted earnings (loss) per share	$0.00	$0.05	$(0.02)	$0.12

Options to purchase 987,000 shares of common stock at prices ranging from $0.50 to $12.54 per share and 225,000 shares of common stock at prices ranging from $5.00 to $12.54 were not included in the computation of diluted earnings per share for the three and nine-month periods ended December 31, 2005 and 2004, respectively, because their effect would have been anti-dilutive.
9.	Income Tax Expense

Based on management’s revised earnings projections for the fiscal year ended 2006, the Company has forecasted an effective tax rate of 28 percent. The Company has California net operating loss carryforwards of $1,936,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013. California suspended the utilization of net operating loss carryforwards during tax years starting in 2002 and 2003. As a result, the Company had been unable to use its California net operating loss carryforwards until the tax year that began April 1, 2004.

10.	Geographic Information The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
United States	$4,242,000	$6,115,000	$13,898,000	$17,768,000
Canada	47,000	82,000	145,000	238,000
Japan	134,000	127,000	397,000	330,000
Europe	1,424,000	71,000	2,549,000	257,000
All other countries	60,000	49,000	188,000	259,000

	$5,907,000	$6,444,000	$17,177,000	$18,852,000

All long-lived assets are located in the United States.
Sales of OXYMATIC® and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 72% and 67% of the Company’s sales for the three-month periods ended December 31, 2005 and 2004, respectively, and 70% and 74% for the nine-month periods ended December 31, 2005 and 2004, respectively.
11.	Stock Option Plan

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net earnings (loss), as reported	$39,000	$505,000	$(213,000)	$1,222,000
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	32,000	27,000	97,000	82,000

Pro forma net income (loss)	$7,000	$478,000	$(310,000)	$1,140,000

Earnings (loss) per share:
Basic — as reported	$0.00	$0.05	$(0.02)	$0.12
Basic — pro forma	0.00	0.05	(0.03)	0.11
Diluted — as reported	0.00	0.05	(0.02)	0.12
Diluted — proforma	$0.00	$0.04	$(0.03)	$0.11
The fair value of options granted during each period was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year
	2006	2005
Risk-free interest rate	4.3%	3.3%
Forfeiture rate	2.0%	2.0%
Dividend Yield	.0	.0
Volatility	78%	98%
Expected Life (years)	10	10
12.	Reclassifications

Certain reclassifications have been made to the fiscal year 2005 financial data to conform with the 2006 presentation. The Company added provisions for losses on receivables as an adjustment to reconcile net earnings (loss) to net cash provided by operating activities to its condensed statements of cash flows.

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
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been, and continues to be, significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more competitive market for the Company’s products.
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
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home oxygen dealers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 39% and 50% of the Company’s net sales for the three-month periods ended December 31, 2005 and 2004, respectively, and 43% and 54% of the Company’s net sales for the nine-month periods ended December 31, 2005 and 2004, respectively. One chain accounted for 33% and 34% of net sales for the three-month periods and 36% and 34% of sales for the nine-month periods ended December 31, 2005 and 2004, respectively, and one other chain accounted for 10% and 13% of sales for the three and nine-month periods ended December 31, 2004, respectively. One international customer accounted for 14% and 10% of net sales during the three and nine-month periods ended December 31, 2005, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
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
While the turnaround measures of the past four years have had a positive impact and management believes the current growth strategy should continue to enhance the Company’s competitive position and future operating performance, continuing price pressure on our conservers has depressed operating results for the first nine months of fiscal 2006. In addition, the Company’s increased dependence on a limited number of large customers has increased the volatility of our operating results. Management of the Company will continually monitor these trends and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks — New Products, Consolidation of Home Care Industry,

Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page 17 of the Company’s 2005 Annual Report.
Results of Operations
Net sales for the three and nine-month periods ended December 31, 2005, decreased by $537,000 (8.3%) and $1,675,000 (8.9%), respectively, as compared to the same periods in the prior year. The primary reasons for the decrease in sales were price reductions on conservers and reduced sales to a large customer. Unit sales of conservers and therapeutic devices for the three and nine-month periods ended December 31, 2005, increased 19.6% and 2.0%, respectively, from the prior year, while the decrease in revenues from conserver and therapeutic device sales was 2.3% and 13.3% for the same periods. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.
In the third quarter of fiscal year 2005, the Company had a large sale of TOTAL O2s to a company that was subsequently acquired by a major chain. While the major chain has continues to purchase TOTAL O2 systems, the rate of purchase has not reached the levels purchased in the quarter ended December 31, 2005 by the independent customer. As a result, revenues from TOTAL O2 sales decreased 38.6% and 1.9% for the three and nine-month periods ended December 31, 2005, as compared to the same period in the prior year.
Sales to foreign distributors represented 28.2% and 19.1% of net sales for the three and nine-month periods ended December 31, 2005 and 2004, respectively as compared to 5.2% and 5.9% for the same periods in the prior year. For the nine-month period ended December 31, 2005, this represented a 194.2% increase over the same period in the prior year. This increase was driven by higher conserver sales and management expects this trend to continue for the balance of the current fiscal year. Management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets and we currently expect an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 58.1% to 64.4% and from 59.0% to 65.2% for the three and nine-month periods ended December 31, 2005, as compared to the same periods in the prior year. This was a result of downward price pressures in the marketplace, increased sales to certain chains, and a change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures decreased from 28.8% to 26.4% and from 28.1% to 29.7% as a percentage of net sales for the three and nine-month periods ended December 31, 2005, as compared to the same periods in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations but were offset to some extent by growth in the Company’s sales force. Research and development expenses increased by $55,000 and decreased by $5,000 for the three and nine-month periods ended December 31, 2005, respectively, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,512,000 in the fiscal year ending March 31, 2006, on projects to enhance and expand the Company’s product line. During fiscal year 2005, the Company spent $1,473,000 on research and development.
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
Financial Condition
At December 31, 2005, the Company had cash totaling $820,000 or 5.5% of total assets, as compared to $177,000 (1.1% of total assets) at March 31, 2005. Net working capital increased from $10,393,000 at March 31, 2005 to $10,461,000 at December 31, 2005. Net accounts receivable decreased $543,000 during the nine months ended December 31, 2005, due to the Company receiving full payment in the first quarter of fiscal year 2006 of a significant account receivable balance that was unpaid at March 31, 2005. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $1,156,000. In the latter part of fiscal 2005, the Company had a significant inventory build up to fill certain customer orders and anticipated customer orders. Certain of these orders did not materialize. However, there is an active market for the products involved, and the Company believes the inventory will be sold in due course. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.
The Company depends primarily upon its cash flow from operations to meet its capital requirements. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. Historically, the Company has financed its inventory requirements out of cash flow, and it has not sought to finance its accounts receivable. In December 2005, the Company entered into a $1 million line of credit agreement. The line of credit was established in order to fund anticipated capital expenditures. As of December 31, 2005, there were no borrowings under the line of credit. Advances under the line of credit bear interest at the bank’s prime rate (7.25% at December 31, 2005) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, if advances were outstanding, the agreement would prohibit the payment of cash dividends and contains certain restrictions on the Company ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. The Company expects capital expenditures during the next twelve months to be approximately $800,000.

The following table aggregates all of the Company’s material contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual		Less than 1	1 – 3	3 – 5	After 5
Cash Obligations	Total	Year	Years	Years	Years

Operating lease obligations	$1,116,000	$438,000	$678,000	—	—
Minimum royalty obligations	$3,190,000	$530,000	$1,590,000	$965,000	$105,000
Employee obligations	$560,000	$160,000	$400,000	—	—
Capital lease obligations	$12,000	$7,000	$5,000	—	—
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
The Company does not have any outstanding debt and is not subject to any covenants or contractual restrictions limiting its operations with the exception of those required by its line of credit agreement indicated above. The Company has not adopted any programs that provide for post-employment retirement benefits; however, it has on occasion provided such benefits to individual employees. The Company does not have any off-balance sheet arrangements with any special purpose entities or any other parties, does not enter into any transactions in derivatives, and has no material transactions with any related parties.
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
Revenue recognition – The Company recognizes revenue when title and risk of loss transfers to the customer and the earnings process is complete. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. The Company records all shipping fees billed to customers as revenue, and related costs as costs of good sold, when incurred.
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
Consolidation of Home Care Industry – Dependence on Key Customers – Pressure on Selling Prices
The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 53% of the Company’s net sales during the year ended March 31, 2005, and for 43% of net sales for the nine months ended December 31, 2005. One major customer accounted for 36% of net sales for the year ended March 31, 2005, and 36% for the nine months ended December 31, 2005. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing and which may result in greater volatility and less predictability of the Company’s operating results. Moreover, the loss of a major customer or a significant decline in orders from a major customer could have a material adverse effect upon the Company’s revenues and profitability.
New Products
The Company’s future growth in the near term will depend in significant part upon its ability to successfully introduce new products. In recent years, the Company has introduced the OXYMATIC 400 series, the SEQUOIA, CYPRESS OXYPneumatic, and LOTUS conservers, and the TOTAL O2 Delivery System and in May 2004 introduced the SAGE Oxygen Therapeutic Device. The Company is currently developing additional new products. The success of the Company’s products will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy, and benefit to patients as well as obtaining timely regulatory approval for new products. In addition, prospective sales will be impacted by the degree of acceptance achieved among home oxygen dealers and patients requiring supplementary oxygen. The Company’s ability to continue to successfully develop, introduce, and promote new products cannot be determined at this time.
Competition
The Company’s success in the early 1990’s has drawn competition to vie for a share of the home oxygen market. These new competitors include both small and very large companies. While the Company believes the quality of its products and its established reputation will continue to be a competitive advantage, some competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to the Company’s products. Most of these competitors have greater capital resources than the Company. Some of the competitors benefit from being able to offer dealers a broad range of home health care products, while the Company’s products are limited to supplementary oxygen devices. The Company expects the increased competition in the home oxygen market will continue to intensify with adverse effects on the prices the Company can charge for certain of its products.
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
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

(a) 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

(b) 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

(c) 32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(d) 99.1	Press release dated February 14, 2006.
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

CHAD THERAPEUTICS, Inc. (Registrant)
Date 02/14/2006	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 02/14/2006	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1	Press release dated February 14, 2006.

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