Form 10-K
period 2006-03-31
CHAD THERAPEUTICS INC
filed 2006-06-29
CIK 713492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-12214
CHAD Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

California	95-3792700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA (Address of principal executive offices)	91311 (Zip Code)
Registrant’s telephone number, including area code: (818) 882-0883
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange

Title of each class	on which registered

Common Shares, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation SK (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 31, 2006, the last business day of the registrant’s most recently completed fiscal year, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $21,788,000 (based upon the last closing price for shares of the registrant’s common stock as reported by the American Stock Exchange as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were approximately 10,169,000 shares of common stock outstanding as of June 26, 2006.
     Portions of the Registrant’s Annual Report to Shareholders for the year ended March 31, 2006, (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

PART I
Item 1. Business
     CHAD Therapeutics, Inc. (“CHAD” or the “Company”) was organized in August 1982 to develop, produce, and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and has introduced additional respiratory care devices in subsequent years.
Pulmonary Disease and Oxygen Therapy
     The Company was organized to pursue the development and marketing of devices that improve the efficiency of systems used to administer oxygen to patients requiring supplemental oxygen. These are primarily patients suffering from chronic obstructive pulmonary diseases.
     Chronic obstructive pulmonary diseases (COPD) are progressive, debilitating conditions that affect millions of Americans, severely limiting their activities and shortening their lives. Such conditions, which include chronic bronchitis, emphysema, and severe asthma, decrease the capacity of the lungs to oxygenate the blood. To make up for this deficiency, it is common medical practice to administer supplemental oxygen (usually on a 24 hours per day basis) in an amount sufficient to increase blood oxygenation to near normal levels.
     According to the National Heart, Lung and Blood Institute of the National Institutes of Health (NIH), COPD represents the fourth leading cause of death in the United States and is predicted to be the third largest cause of death by 2020.
     The American Lung Association reported that in 2003 there were 10.7 million Americans suffering from COPD. This report also notes that in 2004 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $37.2 billion.
     Although precise data are not available, various individual and institutional sources and reports estimate that there are more than one (1) million home care patients receiving supplementary administration of oxygen. Medicare, which accounts for about 60% of home oxygen dealers’ revenues, spent approximately $1.8 billion in 2002 for home oxygen, according to a report by the Centers for Medicare and Medicaid Services Office of Actuary. This represented a 13% increase over the previous year, according to the report.
     Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations and the Far East, where the incidence is higher than in the United States. We believe the potential international market for home oxygen is expected to grow to 150% of the U.S. market over the next five to ten years.
     The primary oxygen supply options for home patients are concentrators that concentrate oxygen from the ambient air (85-90%), reservoirs containing liquid oxygen (10-15%), and cylinders containing compressed gaseous oxygen (less than one percent (1%)).
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
     Currently Medicare provides a prospective flat-fee monthly payment for home oxygen services based solely on the patient’s prescribed oxygen requirement and disregards modality, the type of system in use. In accordance with the federal budget reconciliation bill approved by the Senate in February 2006, title to oxygen equipment transfers to the beneficiary after 36 months. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time, interest in oxygen conserving devices, which can extend the life of oxygen supplies and reduce service calls by dealers, has heightened. There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.
     In November 2003 Congress enacted the Medicare Improvement and Modernization Act, which had and will continue to impact reimbursement for home oxygen over the next several years. The new legislation will result in continued pressure on home care providers to reduce the cost of providing home oxygen services.
     While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, the American Lung Association has advised that, to reduce and control symptoms, pulmonary patients should live a healthy lifestyle that includes exercise. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible and thus increase the demand for portable oxygen equipment.
CHAD’s Products
     Since its inception, the Company has recognized the need for more efficient oxygen delivery systems and has pursued the development and marketing of devices that are designed to conserve oxygen. The benefits of such improvements include substantial cost savings for the home care provider, as well as increased mobility for ambulatory patients who require portable oxygen supplies. These devices extend the life of oxygen supplies and make possible more compact and longer lasting portable systems, thereby improving the quality of life for home oxygen patients.
     OXYMIZER® and OXYMIZER Pendant Oxygen-Conserving Devices. In June 1983 the Company began marketing its first product, the OXYMIZER disposable oxygen-conserving device, a unique, patented, disposable device developed to provide up to four-to-one (4:1) savings of oxygen as compared to continuous flow when used with any oxygen supply source.
     The OXYMIZER device contains a collapsible reservoir that captures incoming oxygen delivered during expiration and prevents its waste. The oxygen captured in this reservoir is then inhaled by the patient during the first instant of his next inspiration. Thus the OXYMIZER device both conserves oxygen and provides the patient with an extra rich supply of oxygen at the beginning of the inhalation period when it can be most effectively utilized.
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
     The Company is pursuing a marketing strategy that emphasizes the cost savings, efficiencies, and level of patient comfort associated with the use of the OXYMIZER devices. See “Marketing” and “Competition.”
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
     In July 2000 the Company introduced the first of the OXYMATIC 400 series of conservers. Additional models were added to this line in January and March of 2001. This new line of conservers was designed to capitalize on the proven reliability and efficiency of the Company’s previous models. In addition, features and options were added to create state-of-the-art conservers that would give home care providers a wide choice of products to service their patients’ individual needs and preferences. These new conservers include a built-in regulator and expanded flow rates that provide average savings of five-to-one (5:1) over continuous flow oxygen.
     In November 2001 the Company introduced the SEQUOIA OXYMATIC line of conservers. These conservers utilize the same electronic features as the OXYMATIC 400 series conservers but do not contain a built-in regulator.
     LOTUS Electronic Oxygen Conserver. The Company received clearance from the Food and Drug Administration (FDA) to market the LOTUS Electronic Oxygen Conserver in October 2004 and began shipment of the device in November 2005. The LOTUS weighs less than one (1) pound and is offered with or without a breath-sensing alarm. It also offers additional liter flow settings and an extended battery life of up to four (4) months of normal usage on two (2) AA-size batteries.
     CYPRESS OXYPneumatic® Conservers. In July 2002 the Company began marketing the CYPRESS pneumatic conserver, which allowed the Company to compete in the pneumatic segment of the conserver market for the first time. This device incorporates no electronic parts, thus eliminating the need for batteries. It is lightweight, small and allows the use of a standard, single-lumen cannula, unlike many other pneumatic conservers that require special cannulas. The CYPRESS conserver provides flow rates from one (1) to six (6) liters per minute and oxygen savings greater than three-to-one (3:1) over continuous flow oxygen.
     Sales of OXYMATIC electronic and CYPRESS OXYPneumatic conservers accounted for approximately 70%, 73%, and 77% of the Company’s sales in 2006, 2005, and 2004, respectively.
     The OXYMATIC electronic and CYPRESS pneumatic conservers extend the length of time the contents of the cylinders will last over continuous flow oxygen. They provide ambulatory patients with greater mobility and less weight. The Company believes these systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for home care dealers to supply.
     SAGE Oxygen Therapeutic Device. In May 2004 the Company received clearance from the FDA to market its new SAGE Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. The SAGE device combines the industry’s first truly dynamic, patented delivery technology with the proven oxygen sensor technology in the Company’s OXYMATIC 400 series conserver. As a result, the device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, yet it still maximizes patient ambulatory capability.
     OXYCOIL® Coiled Oxygen Tubing. In January 1986 the Company began marketing the OXYCOIL coiled oxygen tubing, a device which replaces the standard supply tubing for the OXYMIZER devices, the OXYMATIC conservers or conventional nasal cannulas. The OXYCOIL tubing is a convenience and a safety device that can be used with any oxygen system to help keep the supply tubing out of the patient’s way, thus minimizing the tripping and tangling problems associated with standard supply tubing.
     TOTAL O2® Delivery System. In January 1998 the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation, and a safe and efficient mechanism for filling portable oxygen cylinders. The TOTAL O2 Delivery System was designed to provide home care dealers with a more cost effective means to provide home oxygen services while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care dealer will no longer be required to make regular monthly service calls to deliver full portable cylinders, and the patient will no longer be dependent on the dealer for those deliveries to obtain full cylinders.
     Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate and home care providers’ reluctance to invest in the higher cost of the TOTAL O2 system to achieve the lower monthly operating costs it affords. Recent changes in home oxygen reimbursement appears to be causing home care providers to examine their operating costs more carefully, which should have a positive impact on sales of the TOTAL O2 system. No assurances can currently be given regarding the level of success the Company may achieve with the TOTAL O2 system. See Outlook: Issues & Risks — New Product in the Company’s Annual Report to Shareholders.
     The technology for each of the devices described above has been licensed from the inventors thereof, with the exception of the CYPRESS OXYPneumatic and Lotus conservers, which belongs to the Company. The Company has acquired exclusive licenses to manufacture and market the OXYMIZER devices, the OXYMATIC conservers, the SAGE device, the OXYCOIL tubing, and the TOTAL O2 system. See “Licensing and Related Agreements.”

     Sales of the TOTAL O2 system accounted for approximately 10.7%, 9.6%, and 5.6% of the Company’s sales in 2006, 2005, and 2004, respectively.
     Other Products. The Company also offers a variety of ancillary products that support the principal oxygen conserving products. These include oxygen cylinders of various sizes and compositions, regulators, cannulas and connecting tubing, and assorted carrying bags. In addition, with a field sales force of manufacturer’s representatives and direct sales representatives covering the entire United States (see “Marketing”), the Company will utilize this team as part of a strategy to market and sell additional products that are targeted for the Company’s current customer base, the home care provider.
Products Under Development
     It is the Company’s objective to continuously improve and add to its oxygen conserving and related products. During the fiscal years ended March 31, 2004 and 2003, the Company entered into contracts with outside vendors to develop products in the home oxygen market and sleep disorder market. Development efforts continue on these products, some of which have begun pre-clinical testing. No assurance can be given that any products developed pursuant to these contracts will be successfully marketed or that the Company will ever derive significant revenues or earnings from the sale of such products.
Research and Development
     For the year ended March 31, 2006, the Company expended approximately $1,574,000 on research and development and has expended approximately $10,666,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,500,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.
Licensing and Related Agreements
     The Company has entered into license agreements (the “Inventor’s License Agreements”) with Brian L. Tiep, M.D., Robert E. Phillips, and Ben A. Otsap, the inventors of the OXYMIZER device (the “Inventors”), with respect to that device and each of the additional oxygen conserving devices developed by them.
     Pursuant to the Inventor’s License Agreements, the Inventors grant to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such device. Through September 2003, the Inventor’s License Agreements provided that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of six percent (6%) on amounts up to ten (10) million dollars and three percent (3%) on amounts of ten (10) million dollars or more. The Inventor’s License Agreements also provided that the Company pays minimum advance royalties for each license year in the amount of $10,000. The advance payments are to be applied toward royalties payable for the corresponding license year. As of September 2003, no further royalty payments are due. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement.

     Each Inventor’s License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent is issued, for 17 years. The Inventors may terminate the Inventor’s License Agreements at an earlier date if the Company is in arrears for 60 days on any royalty payment or if the Company defaults in performing any other term of the agreement and fails to cure such default within 60 days.
     The Company has also entered into a license agreement (the “Carleton License Agreement”) with the Life Support Division of Carleton (formerly Litton Life Support) for the TOTAL O2 Delivery System. Pursuant to the Carleton License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such device in the health care market. The Carleton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of seven percent (7%) and requires minimum annual royalties of $100,000, $300,000, and $500,000 in 1999, 2000, and subsequent years, respectively. The Carleton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases use of the licensed technology. The Licensors may terminate the Carleton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.
     The Company has also entered into a license agreement (the “Phillips and Otsap License Agreement”) with Robert E. Phillips and Ben A. Otsap for the SAGE Oxygen Therapeutic Device. Pursuant to the Phillips and Otsap Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such devices in the health care market. The Phillips and Otsap License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of three percent (3%) for unit sales up to 1,499 units, four percent (4%) for unit sales from 1,500 to 1,999 units per month, five percent (5%) for unit sales from 2,000 to 2,499 units per month and six percent (6%) for unit sales of 2,500 or more per month. The agreement also requires minimum annual royalties of $15,000 in the first year after FDA clearance is received to market the product and $30,000 per annum thereafter. The Phillips and Otsap License Agreement continues until the expiration of the last to expire of any patent covering the related devise or until the Company ceases use of the licensed technology. The Licensors may terminate the Phillips and Otsap License Agreement at an earlier date if the Company is in arrears for six (6) days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.
Manufacturing and Sources of Supply
     The Company tests and packages its products in its own facility and performs some manufacturing operations on certain products. Some manufacturing processes are conducted by other firms, and the Company expects to continue using outside firms for certain manufacturing processes for the foreseeable future. All outside manufacturing is conducted under the supervision and control of the Company and with tooling provided by the Company.
     Pursuant to a written agreement, the Company purchases finished units of the OXYMIZER devices from a supplier in Hong Kong. The Company believes that other injection molding facilities would be available in the event of a termination of this arrangement.
     Production of the OXYMATIC 300 series, 2400, and 400 series conservers, the LOTUS, the CYPRESS pneumatic conservers, and the SAGE Oxygen Therapeutic Device are being handled internally with only a portion of the electronic assembly for electronic conservers being subcontracted outside the Company. The Company is currently subcontracting with two (2) electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.

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
     The Company has received ISO 13485 certification for its manufacturing facility based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facility under the European Union’s Medical Devices directive, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facility’s quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Devices Directive.
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
     Home care dealers have reportedly increased their revenues by assembling small portable systems incorporating the Company’s OXYMATIC electronic conserver or CYPRESS pneumatic conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting, portable systems have both high professional and patient acceptance that allows the supplier promoting these products to attract new and additional customers.
     A large portion of home oxygen patients is covered by Medicare or other government programs. Since June 1989 home oxygen suppliers have been reimbursed on a fixed, monthly-fee basis by Medicare. The monthly reimbursement amount does not vary with either the type of oxygen delivery equipment provided or the amount of oxygen supplied. Since monthly, per-patient revenues are fixed, home oxygen suppliers can only increase their per-patient profitability by reducing costs. The Company’s oxygen conserving products and TOTAL O2 Delivery System allow these suppliers to decrease their costs while providing their patients with improved therapeutic benefits and quality of life.
     While the home respiratory care dealer remains the primary focus of the Company’s marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs target respiratory care physicians, nurses, and therapists.
     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Vice President of Sales & Marketing, two (2) Regional Vice Presidents of Sales, a Director of Strategic Sales and Marketing, a manager of sales administration, an art and media manager, a marketing manager, a customer relations manager, and five (5) in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of direct sales representatives and independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of six (6) direct sales representatives and 21 manufacturer’s sales representatives with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising, and a web site to promote the benefits of its products to home care dealers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.
     Home oxygen therapy markets outside the United States are, in most cases, at a much earlier stage of development. In many countries, these patients are cared for in institutional settings. As the trend develops to move patients into home care, opportunities for the Company’s products should increase. Sales of conservers in Europe, Canada, and Japan have become an important part of the Company’s business. Based on industry market research projections, the Company expects the international market to increase to 150% of the U.S. potential over the next five (5) to ten (10) years.
     The Company has entered into exclusive distributorship agreements in Germany, Japan, Australia, and several other countries. The Company also has non-exclusive distributors in many other countries.
     Sales outside of the United States subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations, and governmental restrictions and regulations.
Customers, Backlog and Orders
     The Company presently has an active list of over 4,000 dealer and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 home oxygen dealers and 3,000 general hospitals in the United States that are potential customers or customer sources for the Company. Of these 7,000 to 8,000 home care providers, approximately 48% are represented by three (3) major national chain accounts. One (1) national chain customer accounted for 36%, 36%, and 27% of net sales during 2006, 2005, and 2004, respectively, and one (1) other chain accounted for 11% and 14% of sales in 2005 and 2004, respectively. One non-chain customer accounted for 11% of sales in 2006.
Financial Information Relating to Foreign and
Domestic Operations and Export Sales
(in 000’s)

	2006	2005	2004

Sales
United States	$17,996	$22,912	$20,498
Canada	193	306	303
Japan	506	405	238
Europe	3,337	418	278
All other countries	322	246	224

Total	$22,354	$24,287	$21,541
     All identifiable assets are located in the United States.
     At March 31, 2006, the Company had no backlog of orders for any of its products. The Company presently endeavors to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that maintaining such levels of inventory is necessary to meet the requirements of its customers.

Competition
     Competition in the Company’s market has increasingly focused upon pricing, rather than product features. The Company is aware of several demand-valve, electronically controlled devices currently being marketed. Of these devices, those that have been the principal competitors of the OXYMATIC conserver in the past were targeted primarily to a specific segment of the market — liquid oxygen usage. Several companies, including Caire Inc. and Puritan Bennett, market small (3.4 to 5.5 pounds) portable liquid oxygen systems incorporating simple oxygen conserving devices that double the useful life of these systems. Some of these companies have substantially greater marketing and financial resources than the Company. However, these units are more expensive than systems utilizing the OXYMATIC conservers and still require the supplier to make frequent and costly oxygen deliveries. The Company does not know the levels of sales achieved by the companies marketing these systems.
     Several of these competitors are now marketing conservers in direct competition with the Company’s OXYMATIC electronic and CYPRESS pneumatic conservers. Some of these conservers provide only two-to-one (2:1) to three-to-one (3:1) savings ratios compared to continuous flow. As a result, these units, while weighing about the same as the OXYMATIC conserver, provide only one-third (1/3) or one-half (1/2) as much ambulation time. In addition, the Company is aware of two (2) companies marketing oxygen conserving devices that claim similar oxygen savings ratios as the OXYMATIC conserver. The Company believes that some of these competitors have been able to offer their oxygen conservers as part of a bundle of products with perceived pricing advantages over the Company’s products. The Company does not know the level of sales achieved by these companies.
     There are several other types of portable oxygen systems which compete with the Company’s OXYMATIC conservers but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limit their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three (3) feet high, weighs over 20 pounds, and provides an average patient with less than five (5) hours of oxygen. These systems are enjoying some level of success due to their lower unit-price advantage. The OXYMATIC electronic and CYPRESS pneumatic conservers allow the use of smaller, lighter cylinders and thus provides greater mobility.
     Until the availability of portable systems utilizing the OXYMATIC conservers and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 (ten) pounds, provide an average patient with six (6) to eight (8) hours of oxygen, compared to the smallest OXYLITE system which weighs 4.5 pounds and provides an average patient with 7.3 hours of oxygen. These systems are more costly than systems utilizing the OXYMATIC conservers and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. In addition, the patient must remain within range of the base unit for refilling, unlike with the systems utilizing the OXYMATIC conservers with which a patient can take as many cylinders as needed to provide the amount of time necessary to be away from the base unit.
     The Company is aware of one (1) combination oxygen concentrator and refilling station being marketed in competition with the TOTAL O2 system. This system is larger and heavier and does not contain some of the integrated features found in the TOTAL O2 system. In addition, another competitor has recently introduced a refilling station that also competes with the TOTAL O2 system. These competitors have substantially greater financial and marketing resources than the Company and have used these resources to aggressively market their products. The Company does not know the level of sales achieved for these systems by the competition.

Patents and Trademarks
     The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws, and confidentiality agreements to protect its rights in its products. U.S. patents have been issued covering the original OXYMATIC conserver, the Lotus conserver, the CYPRESS OXYPneumatic conserver, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device. A number of foreign patent applications pertaining to the Company’s activities have also been issued.
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
     Through patent searches, contacts in the industry, and representations and indemnities received from licensors and development partners, the Company seeks to ensure that its products do not infringe on the intellectual property rights claimed by others. However, interpretation of the scope and validity of existing patent rights may differ, and no assurance can be given that the Company products will in all cases not infringe on the rights of others. Moreover, any dispute regarding potential infringement may require substantial management and financial resources to defend.
     The Company has obtained U.S. registration for the trademarks “OXYMIZER,” “OXYMATIC,” “LOTUS,” “OXYPneumatic,” “CHAD,” “OXYCOIL,” and “TOTAL O2.” A series of foreign applications to register the trademark “OXYMIZER” in a number of countries of commercial interest to the Company have been filed.
Governmental Regulation
     The commercialization of the OXYMIZER, OXYMATIC, LOTUS, CYPRESS, TOTAL O2, and SAGE devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging, and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local, and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug

Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three (3) classifications of medical devices: Class I, Class II, and Class III. With respect to all three (3) classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage, or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.
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
     Class I devices are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping, and reporting requirements. Class II devices must, in addition, comply with performance standards as promulgated by the FDA.
     The Company has registered with the Bureau of Medical Devices of the FDA as a Medical Device Establishment and with the Department of Health Services of the State of California as a Medical Device Manufacturer. In addition, the Company has developed procedures to comply with FDA standards concerning good manufacturing practices, record keeping, and reporting and is ISO 134850 certified.
     The Company has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the CYPRESS OXYPneumatic, the LOTUS Electronic Oxygen conserver, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device as Class II devices.
Employees
     As of June 27, 2006, CHAD had 115 full-time employees and two (2) part-time employees with 57 of the Company’s employees engaged in manufacturing and the remaining are engaged in marketing, sales, administration, and management. None of the Company’s employees is represented by unions, and the Company believes its employee relations are satisfactory. The Company will employ additional personnel in all phases of its activities as required by the growth in its activities. The number of additional personnel will be dependent on sales levels of individual products.
Item 1A. Risk Factors.
     Because of the following risk factors, past performance may not be indicative of our future operating results. Forward-looking statements in this report reflect the Company’s current views and expectations. However, such forward looking statements are subject to the risks and uncertainties described herein which may cause future operating results to differ materially from currently anticipated results.
     Our future results depend upon our ability to successfully introduce new products.
     We operate in a market which is subject to continuing technological change. In order to stay abreast of new technological developments, we must continually improve our products. Moreover, there is significant price pressure on our primary product line, oxygen conservers. As a result, in order to mitigate the price pressure on our conservers, we must introduce innovative new products and we are seeking to expand our product offerings.
     There are a number of significant risks involved with new product introductions. Problems encountered in the design and development of new products or in obtaining regulatory clearances to market the products may impair our ability to timely introduce any new product. Competitors may leapfrog our development efforts, particularly if our development efforts are delayed.
     The commercial success of any new products we do introduce will depend upon the health care community’s perception of such product’s capabilities, clinical efficacy and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance achieved among home care providers and patients requiring supplementary oxygen. Our prospective customers may be reluctant to try unproven products which we introduce. Our ability to successfully introduce new products in a new market sector such as the sleep disorder market will also be complicated by our lack of experience in this market. Thus, the success of any new products we may introduce is unpredictable and our future results may suffer if we are unable to successfully introduce new products.
     Our operating results, profitability and operating margins have been adversely affected by price pressure on our principal products.
     During the past several years, there has been significant price pressure on oxygen conservers and therapeutic devices. Thus, though our unit sales of conservers and therapeutic devices in fiscal 2006 was roughly the same as in fiscal 2005, revenues from the sales of such products declined by 11.3%. This trend is magnified by the continuing consolidation of the home care industry as national chains typically negotiate for quantity discounts. We expect continuing price pressure on our principal products for the foreseeable future.
     We are highly dependent upon a limited number of large customers, which may increase the volatility of our future operating results.
     The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 43% of our sales for the year ended March 31, 2006, down from 53% in the prior year. One customer accounted for 36% of sales in both fiscal 2006 and 2005. One non-chain customer accounted for 11% of sales for the year ended March 31, 2006. Future sales may be increasingly dependent upon a limited number of customers which increases the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues.
     We are dependent upon a single product line, which increases our vulnerability to adverse developments affecting the market for supplementary oxygen.
     Although we market a range of products, all of our current products are designed for patients requiring supplementary oxygen. Unlike some of our competitors, we are not a diversified provider of home health care products. As a result, our future performance is dependent upon developments affecting this narrow segment of the health care market. Adverse regulatory or economic developments affecting the market for supplementary oxygen will have a significant impact on our performance.
     Changes and prospective changes in the administration of health care may disrupt the market for our products, resulting in decreased profitability.

     Approximately 80% of home health care patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services. The Medicare Improvement and Modernization Act of 2003 has resulted in several years of reductions in reimbursement for home oxygen. In February 2006, reimbursement procedures were modified again, with a new requirement that ownership of home oxygen equipment be transferred to the patient after 36 months. New proposals related to reimbursement for home health care are routinely introduced in Congress.
     As a result, we expect changes in reimbursement policies to continue to exert downward pressure on the average selling price of our products. Moreover, the uncertainty resulting from constant change in reimbursement policies has had a deleterious affect upon our market, causing many home care providers to delay or cut back their product purchase plans as they seek to evaluate the impact of the new policies.
     We operate in a highly competitive environment which has contributed to our reduced operating margins.
     Our success in the early 1990s drew a significant number of competitors into the home oxygen market. Some of these competitors have substantially greater marketing and financial resources compared with those of the Company. While we believe that our product features and reputation for quality will continue to be competitive advantages, we note that our market is increasingly dominated by price competition. Some of our competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to our products. We expect competition to remain keen, with continuing emphasis on price competition for oxygen conservers and therapeutic devices.
     If we are unable to stay abreast of continuing technological change, our products may become obsolete, resulting in a decline in sales and profitability,
     The home health care industry is characterized by rapid technological change. Our products may become obsolete if we do not stay abreast of such changes and introduce new and improved products. We have limited internal research and development capabilities. Historically, we have contracted with outside parties to develop new products. Some of our competitors have substantially greater funds and facilities to pursue development of new products and technologies. If we are unable to maintain our technological edge, our product sales will likely decline, as will our profitability.
     Failure to protect our intellectual property rights could result in a loss of market share.
     The success of our business is dependent to a significant extent upon our ability to develop, acquire and protect proprietary technologies related to the delivery of supplementary oxygen. We pursue a policy of protecting our intellectual property rights through a combination of patents, trademarks, license agreements, confidentiality agreements and protection of trade secrets. To the extent that our products do not receive patent protection, competitors may be able to market substantially similar products, thereby eroding our market share. Moreover, claims that our products infringe upon the intellectual property rights of any third party could impair our ability to sell certain products or could require us to pay a license fee, thereby increasing our costs.
     Our profitability would be adversely affected if we incur uninsured losses due to product liability claims.
     The nature of our business subjects us to potential legal actions asserting that we are liable for personal injury or property loss due to alleged defects in our products. Although we maintain product liability insurance in an amount which we believe to be customary for our size, there can be no assurance that the insurance will prove sufficient to cover the costs of defense or and adverse judgments entered against the Company. To date, we have not experienced any significant losses due to product liability claims. However, given the use of our products by infirm patients, there is a continuing risk that such claims will be asserted against us.
     Our dependence upon third party suppliers exposes us to the risk that our ability to deliver products may be adversely affected if the suppliers fail to deliver quality components on a timely basis.
     While we perform most of our manufacturing internally, some of our products depend upon components or processes provided by independent companies. We expect to continue to use outside firms for various processes for the foreseeable future. From time to time, we have experienced problems with the reliability of components produced by third party suppliers. We do not have any long term supply contracts that are not readily terminable and we believe there are alternative sources of supply with respect to all the components we acquire from third parties. Nonetheless, any reliability or quality problem encountered with a supplier could disrupt our manufacturing process, thereby delaying our ability to timely deliver product and potentially harming our reputation with our customers.
Item 1B. Unresolved Staff Comments.
     None.
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
Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
   (a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d – 15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
   (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during our fourth (4th) fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
Item 9B. Other Information.
     None

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Directors in Class I and Class II have supplied the following information pertaining to their age and principal occupation or employment during the past five (5) years:

Name	Age	Position	Director Since

Class I
Philip T. Wolfstein (1) (2) (3)	55	Director	1994
James M. Brophy (1) (2) (3)	56	Director	2000
Kathleen M. Griggs (1) (3) (4)	51	Director	2003

Class II
Thomas E. Jones	62	Chairman and Director	1997
John C. Boyd (2) (3)	73	Director	1986
Earl L. Yager	60	Chief Executive Officer, President and Director	1988

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Corporate Governance Committee

(4)	Audit Committee Expert
Class I Directors
     Philip T. Wolfstein has been a director of the Company since October 1994. As of April 2005, Mr. Wolfstein is an International Trade consultant. From July 2004 to 2005, Mr. Wolfstein was Executive Vice President of Sales, Marketing and Business Development for Bay World, Ltd. and, from June 2001 to 2004, was Managing Director, Southern California, for PM Global Food LLC. From 1976 to 2001, he was President and a Director of Wolfstein International, Inc., an international trading company. Mr. Wolfstein served on the Executive Committee of the United States Meat Export Federation (USMEF) from 1998 to 2004 and held all Board positions from Representative to Chairman from November 1997 to 2003. He is also a member of the USMEF’s exporter committee and remains actively engaged in eliminating trade barriers for U.S. products.
     James M. Brophy has been a director of the Company since September 2000. Mr. Brophy is a hospital executive and from 2003 to 2005 he was the Senior Vice President of Truman Medical Centers. From 2001 to 2002, Mr. Brophy was the President of Missouri Baptist Medical Center. In 2000, Mr. Brophy was the Deputy Executive Director of Truman Medical Centers and from 1992 to 1999, Mr. Brophy was President of Saint Luke’s Northland and St. Luke’s Hospitals. Mr. Brophy has served in the health care field as a senior executive and administrator since 1974. Mr. Brophy is currently a Fellow of the American College of Healthcare Executives and is a past member of the Board of Directors of HealthNet, Premier Alliance Insurance Company, and the Illinois Hospital Association.
     Kathleen M. Griggs has served as a director of the Company since September 2003. Ms. Griggs is currently a financial consultant and served as the Executive Vice President and Chief Financial Officer of SonicWALL, Inc., a publicly held Internet security system manufacturer from July 2003 to October 2004. Ms. Griggs served as Executive Vice President and Chief Financial Officer of QAD Inc., a publicly held provider of enterprise resource planning software, from March of 2000 to July of 2003. From 1999 to 2000, Ms. Griggs served as the chief financial officer of Adept Technology, a publicly held automation software and hardware manufacturer in San Jose, California. From 1997 to 1999, she served as CFO for Borland Software Corporation, a publicly held software company. Prior to that, she was employed in several positions in accounting and financial management. Ms. Griggs has served as the Chief Financial Officer of publicly held companies for a total of eight (8) years and the Corporate Governance Committee has determined she has the expertise to serve as Chairman of the Audit Committee. Ms. Griggs received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.
Class II Directors
     Thomas E. Jones was elected Chairman effective January 1, 2003, and was Chief Executive Officer of the Company from April 1, 1998 to March 31, 2004, and a director since October 1997. From 1996 to 1997, Mr. Jones was an independent consultant to numerous companies in the health care field, including the Company from March 1997. From 1973 to 1996, Mr. Jones was employed by Nellcor Puritan Bennett Corporation and its predecessor, Puritan Bennett, Inc., a major manufacturer of respiratory products where Mr. Jones served in a number of positions leading up to Senior Vice President and General Manager of home care business from 1989 to 1996. Mr. Jones was a director of the Compressed Gas Association for 16 years, including a one-year term as Chairman, and was a director of the International Oxygen Manufacturers Association for eight (8) years. Mr. Jones is currently a member of the Engineering Advisory Board at the University of Kansas.
     John C. Boyd has been a director of the Company since May 1986. Prior to his retirement in 1994, Mr. Boyd was General Manager of Dunaway Equipment Co., Inc., a company specializing in the sale and service of equipment in the logging industry. From 1982 to 1991, Mr. Boyd was President of Beaty Leasing & Rental, an automobile leasing and rental firm which he founded. From 1969 to 1982, he served as Personnel Director and Manager of Marketing Administration for Riker Laboratories, Inc., a major manufacturer and distributor of pharmaceuticals and health care products.
     Earl L. Yager has served as a director of the Company since July 1988. Mr. Yager was appointed Chief Executive Officer effective April 1, 2004, and has served as the President of the Company since January 2003. Mr. Yager has also served as the Company’s Chief Operating Officer from September 2000 to April 2004, Executive Vice President from April 1999 to September 2000, Senior Vice President from April 1995 to September 2000, and as Chief Financial Officer from May 1983 to April 2004. Mr. Yager has been a certified public accountant since 1970 and is a member of the American Institute of Certified Public Accountants.
Board Compensation
     Each non-employee director is entitled to receive his expenses and a fee of $1,000 for each Board meeting attended and $100 for each committee meeting attended unless the committee meeting occurs on the same day as the Board meeting, in which event, each non-employee director receives only the fee for attending a Board meeting. In addition, each non-employee director receives a quarterly retainer in the amount of $2,500, and the Audit Committee chairman receives a quarterly retainer in the amount of $3,250. Non-employee directors may receive equity grants upon their election to the Board and receive annual, restricted stock grants for common shares having a value of $20,000 on the date of the grant. Directors who are also employees do not receive separate compensation for services as directors.
Section 16 Beneficial Ownership Reporting
     Under the Federal securities laws, the Company’s directors, its executive officers and any persons holding more than ten (10) percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission on Form 3, for an initial report of securities ownership, and on Forms 4 or 5, for reports of changes in security ownership. Such directors, executive officers and ten (10) percent shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file by these dates during the most recent fiscal year or prior fiscal years. Based on the written representations of its directors and executive officers and its ten (10) percent shareholders and copies of the reports that they have furnished to the Company, the Company believes that the Company’s directors and executive officers and ten (10) percent shareholders timely filed all reports required under Section 16(a) in fiscal 2006.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller). A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website at www.chadtherapeutics.com. The information on our website is not incorporated by reference in this Form 10-K. We may post amendments to, or waivers of, the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website.
Executive Officers
The executive officers of the Company are:

Name	Age	Position

Thomas E. Jones	62	Chairman
Earl L. Yager	60	President and Chief Executive Officer
Alfonso Del Toro	48	Vice President, Manufacturing
Tracy A. Kern	38	Chief Financial Officer
Erika Laskey	40	Vice President, Sales and Marketing
Kevin McCulloh	45	Vice President, Engineering
Paula O’Connor	53	Secretary
Samuel Patton	45	Vice President, Quality Assurance and Regulatory Affairs
Oscar J. Sanchez	64	Vice President, Business Development
     Alfonso Del Toro was appointed Vice President, Manufacturing of the Company in January 1998. Mr. Del Toro was the Company’s Manufacturing Manager from January 1997 to December 1997. From 1993 to 1996, Mr. Del Toro was Manufacturing Manager for VIA Medical Corp. From 1986 to 1993, Mr. Del Toro was employed by Nellcor, Inc., a major manufacturer of respiratory products where he served in several positions leading up to Senior Principal Manufacturing Engineer.
     Tracy Kern was appointed Chief Financial Officer in April 2004. Ms. Kern was Cost Accounting Manager from January 2003 to March 2004. From 1997 to 2002, Ms. Kern was employed by KPMG LLP, where she held a number of positions leading up to the position of Audit Manager. Ms. Kern is a certified public accountant.
     Erika Laskey was appointed Vice President, Sales and Marketing of the Company in April 2002. Ms. Laskey was Director of Sales and Marketing from January 2001 to March 2002. From 1992 to 2000, Ms. Laskey was employed by Mallinckrodt, Inc. (formerly Nellcor Puritan-Bennett) where she held a number of sales positions leading up to the position of Global Account Business Manager.
     Kevin McCulloh was appointed Vice President, Engineering of the Company in March 2000. Mr. McCulloh was Engineering Manager from March 1999 to February 2000, and was Manufacturing

Engineer from July 1998, when he joined the Company, to March 1999. From 1982 to 1998, Mr. McCulloh was employed by Litton Life Support where he had broad based experience in product design and development leading up to the position of Senior Design Engineer.
     Paula O’Connor was appointed Secretary in September 2004. Ms. O’Connor has been Executive Assistant to the Chairman and the Chief Executive Officer of the Company since June 1998.
     Samuel Patton was appointed Vice President, Quality Assurance and Regulatory Affairs in April 2005. Mr. Patton was an independent consultant in the quality systems area for the health care field from January 2004 to March 2005. From 2000 to 2003 Mr. Patton was employed by Medtronic, Inc. as Director of Cardiac Rhythm Management Global Quality Systems.
     Oscar J. Sanchez was appointed Vice President, Business Development of the Company in March 2000. Mr. Sanchez served as the Company’s Vice President of Engineering and Development from September 1996 to February 2000, Vice President of Manufacturing from April 1993 to August 1996, and Manufacturing Manager from April 1983 to April 1993. Prior to these assignments with the Company, Mr. Sanchez occupied various positions of responsibility in Engineering and Management both inside and outside the U.S., the most recent as Director of Manufacturing for Riker Laboratories in Mexico City. Mr. Sanchez has been an active member of the Society of Manufacturing Engineers for 20 years where he served two (2) terms as elected Chairman of the Los Angeles Chapter.
     For the biographies of Messrs. Jones and Yager, see Directors.
Item 11. Executive Compensation.

				Long-Term
				Compensation Awards
	Annual Compensation			Securities	All Other
		Salary	Bonus	Underlying	Compensation
Name and			(1)	Options	(2)
Principal Position	Year	($)	($)	(#)	($)

Thomas E. Jones	2006	160,000	––	––	7,550
Chairman	2005	160,000	24,000	––	3,450
	2004	160,000	––	––	10,583

Earl L. Yager	2006	240,000	––	––	3,000
President and Chief	2005	235,500	24,975	––	7,500
Executive Officer	2004	222,000	––	––	7,000

Alfonso Del Toro	2006	142,200	––	––	7,052
Vice President,	2005	138,000	12,420	––	6,500
Manufacturing	2004	138,000	8,694	––	6,098

Erika Laskey	2006	169,200	27,554	––	6,991
Vice President,	2005	163,560	33,000	––	6,500
Sales and Marketing	2004	166,290	32,246	––	5,953

Kevin McCulloh	2006	148,800	––	––	7,135
Vice President,	2005	138,000	16,560	––	6,500
Engineering	2004	138,000	8,694	––	6,098

(1)	Annual bonus amounts are earned and accrued during the fiscal years indicated and paid within 30 days subsequent to the end of the fiscal year indicated.

(2)	These amounts consist of contributions by the Company in 2006, 2005, and 2004 to the CHAD Therapeutics, Inc. Employee Savings and Retirement Plan.

Option Grants for the Year Ended March 31, 2006:

Potential Realized Value at
		% of Total			Assumed Annual Rates of
		Options Granted	Exercise		Stock Price Appreciation
	Options	to Employees	Price ($) Per	Expiration	for Option Term
Name	Granted	During 2006	Share	Date	5%	10%

NONE
Aggregated Option Exercises in Last Fiscal and Option Values at March 31, 2006:

	Shares		Number of Securities
	Acquired		Underlying Unexercised	Value of Unexercised In-
	on		Options at March 31, 2006	The-Money Options at
	Exercise	Value	Exercisable/	March 31, 2006 Exercisable/
Name	(#)	Realized	Unexercisable	Unexercisable

Thomas E. Jones	-0-	-0-	128,000/––––	$210,000/––––
Earl L. Yager	-0-	-0-	88,000/––––	150,000/––––
Alfonso Del Toro	-0-	-0-	40,000/––––	73,000/––––
Erika Laskey	-0-	-0-	31,000/9,000	62,000/––––
Kevin McCulloh	-0-	-0-	41,000/––––	23,000/16,000
Compensation Committee Interlocks and Insider Participation
     None of the members of the Compensation Committee are, or formerly were, officers or employees of the Company or had any relationship requiring disclosure under Item 404 of Regulation S-K. Furthermore, none of the executive officers of the Company served as a member of the Board of Directors, Compensation Committee or committee performing equivalent functions of any other public company.
Employment Agreement
     Effective April 1, 1998, the Company and Thomas E. Jones entered into an employment agreement, which was amended on January 1, 2003, pursuant to which the Company employs Mr. Jones as Chairman of the Board of Directors (the “Employment Agreement”). The Employment Agreement, as amended, provides a base salary of $160,000 per year, which amount is subject to annual review by the Board of Directors. In addition, Mr. Jones is eligible to receive a bonus in an amount to be determined by the Board of Directors. Mr. Jones is entitled to participate in all stock option, severance and benefit plans adopted by the Company. The Employment Agreement does not have a specific term. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90 days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause after March 31, 2000, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan (the “Plan”) or, if such Plan is not applicable, a severance benefit equal to 200% of his salary and incentive bonus for the prior fiscal year. A description of the Plan is set forth below.

Severance and Change of Control Plan
     The Company has adopted a Severance and Change of Control Plan pursuant to which nine (9) of the Company’s officers have entered into Severance and Change of Control Agreements with the Company (the “Severance Agreements”). The Severance Agreements provide that the executive officer is entitled to a lump sum severance benefit equal to 200% of his aggregate compensation for the prior calendar year (the amounts vary for other officers) if the officer is terminated without cause (as defined in the Severance Agreements) and not offered a comparable position within 60 days or if the executive suffers a change in duties, in either case, within 24 months of a Change of Control or Ownership Change of the Company (as defined in the Severance Agreements). If any payment due a named executive officer pursuant to the Severance Agreements would be deemed an excess parachute payment under Section 280G of the Internal Revenue Code, then the Company may reduce such payment to the extent necessary to avoid all taxes and penalties under Section 280G. Separately, the Company provided for accelerated vesting of all outstanding options upon a Change of Control or Ownership Change of the Company.
     A change in duties is defined in the Severance Agreements to include, among other things, an involuntary reduction in authority, any reduction in annual salary, a reduction of 10% or more in aggregate compensation or re-location to a site more than 50 miles from the executive’s principal place of employment.
     A Change of Control or Ownership Change shall be deemed to have occurred if (i) as a result of a tender offer or sale of stock any person acquires 20% or more of the Company’s Common Stock, (ii) the Company merges into another corporation or, as a result of a merger, shareholders of the Company own less than 70% of the voting stock of the surviving entity, (iii) more than one third (1/3) of the Company’s directors are replaced during any 12-month period by directors who were not endorsed by a majority of the Board, (iv) the Company is dissolved or sells substantially all of its assets, or (v) any other event occurs which the Board of Directors deems to constitute an Ownership Change.
Equity Compensation Plan Information
     The following table provides information as of March 31, 2006, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants,	[Excluding Securities
Plan Category	Warrants, and Rights	and Rights	Reflected in Column (a)]

	(a)	(b)	(c)

1994 Stock Option Plan	940,000	$2.16	-0-

2004
Equity Compensation Plan	45,000	$3.47	705,000

Total	985,000		705,000

REPORT OF THE COMPENSATION COMMITTEE
          The information contained in this report is not to be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor is such information to be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates it by reference.
          All members of the Compensation Committee are independent, non-employee directors. The Compensation Committee is responsible for reviewing the Company’s compensation policies and making recommendations to the Board with respect to executive compensation.
          The Company’s compensation policies are designed to:
•	Attract and retain well-qualified executives who are willing to work in a small, growing company;

•	Create a performance-oriented environment which recognizes both annual and long-term results;

•	Strengthen the identification of executive officers with shareholder interests; and

•	Reward long-term commitment to the Company.
          Compensation of the Company’s executive officers is composed primarily of salary, bonuses and stock options.
1. Salaries — Salaries for executive officers are established with a view toward maintaining the Company’s competitive ability to retain well-qualified executive officers. The Compensation Committee reviews the Report on Executive Compensation In the Medical Equipment and Supply Industry (the “Report on Executive Compensation”) as reported by Top Five Data Services in establishing salaries for its executive officers. The Report on Executive Compensation reports on the execution compensation of 300 U.S.-based, publicly traded companies in the medical equipment and supply industry. The Compensation Committee generally seeks to fix executive salaries at or near the midpoint for positions of comparable responsibility pursuant to the Report on Executive Compensation. In addition, the Compensation Committee reviews executive pay in relation to competitive salaries in the Southern California area. Salaries are reviewed annually by the Compensation Committee, which consults with the Chief Executive Officer on the appropriate salary levels for each of the executive officers. Salary levels are generally increased as executives assume new or expanded responsibilities.
2. Bonuses — The Company has an incentive bonus plan with fixed performance standards. Bonuses are payable yearly, based upon the extent to which the specified performance standards have been satisfied. Thirty percent of the target amount is based on the achievement of sales, forty percent is based on earnings before income taxes, and thirty percent is based on individual job performance objectives. In addition, the Vice President of Sales and Marketing receives incentive compensation based on achievement of tiered sales goals. Please refer to the Summary Compensation Table for bonuses paid for the year ended March 31, 2006.
3. Equity Grants — Equity Grants are intended to strengthen the identification of executive officers with the interests of the Company’s shareholders. Equity grants are used by the Compensation Committee as a form of long-term incentive compensation and not as remuneration for the past year’s services. Equity grants are also issued to a broad range of employees for the purpose of strengthening the relationship between the employees and the Company. The Compensation Committee makes equity grants and fixes their terms subject to the provisions of the Company’s equity compensation plan adopted on September 9, 2004. There are no fixed performance criteria that govern the equity grants. The Compensation Committee’s standards for determining the number of equity grants are subjective. The Compensation Committee confers with the Chief Executive Officer regarding the contribution which each executive officer made to the Company’s performance during previous years and likely future contributions in order to determine if equity grants should be made and, if so, the appropriate amount to be granted. The Compensation Committee generally makes grants as a reward for sustained superior performance reflected in the Company’s operating results as well as to reward long-term commitment to the Company. Equity grants are generally structured to provide executives with an incentive to continue with the Company. In this regard, consideration is given to the number of equity grants and options held by an officer, the exercise price and vesting dates. All grants are issued at a price not less than the fair market value of the stock on the date of the grant, generally vest over a period of two (2) to five (5) years, and only attain a value if the price of the stock increases.
Basis for Compensation of the CEO
          During the fiscal year ending March 31, 2006, Earl L. Yager received total annual compensation of $240,000. The factors considered in establishing the base salary, bonus, and equity grants for Mr. Yager were the same as described above in the description of our compensation policies. The Committee also notes the following: Mr. Yager’s base salary in 2006 reflected an increase of approximately 5% over his base salary for 2005. This increase was approved in order to maintain Mr. Yager’s base salary at the approximate mid-point for CEOs of comparably sized medical equipment manufacturers as set forth in the Report on Executive Compensation. No bonus was paid to Mr. Yager for the 2006 fiscal year. In addition to the sales and earnings before income taxes applicable to all persons eligible for an incentive bonus, the personal objectives for Mr. Yager in fiscal 2006 included maintaining shareholder value and overseeing certain product development projects and sales and marketing objectives. No equity grants were made to Mr. Yager during the year ended March 31, 2006, notwithstanding the Committee’s view that Mr. Yager achieved significant success during the year in positioning the Company for future opportunities. However, the Committee noted that Mr. Yager has a significant equity stake in the Company, as he currently owns 88,107 options and 269,131 shares (2.7%) of the Company’s common shares.
Compliance with Internal Revenue Code Section 162(m)
          Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to the Company’s executive officers for the 2005 fiscal year did not exceed the $1 million limit per officer, and the Committee does not anticipate that any non-performance-based compensation payable in cash to the executive officers for the 2006 fiscal year will exceed that limit. Accordingly, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company’s executive officers but will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level. The Company’s Stock Option Plan has been structured so that any compensation deemed paid by the Company in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation on deductibility.
Submitted by the Compensation Committee
John C. Boyd (Chairman)
Philip T. Wolfstein
James M. Brophy
Item 12. Security Ownership of Certain Beneficial Owners and Management.
          The following table sets forth as of May 30, 2006, the ownership of the Common Shares by those persons known by the Company to own beneficially five percent (5%) or more of such shares, by each director who owns any such shares, and by all officers and directors of the Company as a group:

Name and Address (1)	Amount (2)	Percent Owned

Thomas E. Jones	328,573	3.2%
Earl L. Yager	269,131	2.7%
John C. Boyd	188,129	1.9%
Philip T. Wolfstein	185,497	1.8%
James M. Brophy	53,579	0.5%
Kathleen M. Griggs	27,905	0.3%
All Officers & Directors as a group (11 people)	1,398,569	13.8%
Kevin Kimberlin (3)	836,560	8.2%

(1)	The address of each director is 21622 Plummer Street, Chatsworth, CA 91311.

(2)	Includes shares subject to options which are currently exercisable or which become exercisable within sixty (60) days: Thomas E. Jones — 127,779 shares, John C. Boyd — 62,485 shares, Philip T. Wolfstein — 68,665 shares, James M. Brophy — 43,174 shares, Kathleen M. Griggs — 15,000 shares, Earl L. Yager — 88,107 shares, all Officers and Directors as a group — 558,210 shares.

(3)	Mr. Kimberlin’s address is c/o Spencer Trask, 535 Madison Avenue, New York, NY 10022.
Item 13. Certain Relationships and Related Transactions.
          None.
Item 14. Principal Accountant Fees and Services.
Accountant Fees and Services
During the fiscal years ended March 31, 2006 and 2005, KPMG LLP provided various audit, audit-related and non-audit services to us as follows:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees — Aggregate fees billed for professional services rendered for the audit of our 2006 and 2005 fiscal year annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for the 2006 and 2005 fiscal years	$154,000	$145,150

Audit-Related Fees — Aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are not reported under “Audit Fees” above	—	—

Tax Fees — Aggregate fees billed for tax compliance and tax planning	21,500	17,750

All Other Fees — Aggregate fees billed for products and services provided other than as described in the preceding three (3) categories	—	—

Total Fees	$175,500	$162,900

          Our Audit Committee has considered whether provision of the above services other than audit services is compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected KPMG LLP’s independence.
          Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants
          The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one (1) year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
          Since the May 6, 2003, effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of KPMG LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.
AUDIT COMMITTEE REPORT
     The following is the report of the Audit Committee of the Board of Directors of the Company. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.
          On behalf of the Board of Directors, the Audit Committee monitors the Company’s financial reporting processes and internal controls, as well as the Company’s relationship with its independent accountants and the performance of such accountants. All of the members of the Audit Committee are independent directors, and the Chairman of the Audit Committee has been determined to have the expertise to serve as chairman by the Corporate Governance Committee. The Board of Directors has adopted a charter for the Audit Committee, which can be accessed under the Investor Relations section on CHAD’s website.
          Management has the primary responsibility for preparation of the Company’s financial reports, the Company’s financial reporting systems, and its internal controls. The Audit Committee is not intended to supersede in any respect management’s responsibilities in this regard. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed such financial statements with management and with the Company’s independent accountants. The Audit Committee has also discussed with the independent accountants their evaluation of the Company’s financial reporting systems and internal controls, their plan of audit for fiscal 2006, the application of new accounting principles to the Company’s financial statements, and other matters required to be communicated to the Committee by the independent accountants pursuant to standards established by the American Institute of Certified Public Accountants.

          The Audit Committee has received from the independent accountants a letter addressing matters which might bear on the independence of the accountants as required by Independence Standards Board Standard No. 1. The Audit Committee has discussed independence issues with the accountants and has reviewed their fees and scope of services rendered to the Company. The Audit Committee has discussed the performance of the independent accountants with the Company’s management.
          In reliance on the foregoing, the Audit Committee has recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Submitted by the Audit Committee of the Board of Directors,
Kathleen M. Griggs, Chairman
James M. Brophy
Philip T. Wolfstein

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements.
   Included in Part II of this Report:
Report of Independent Registered Public Accounting Firm
Balance Sheets — March 31, 2006 and 2005
Statements of Operations — Years ended March 31, 2006, 2005, and 2004.
Statements of Shareholders’ Equity — Years ended March 31, 2006, 2005, and 2004.
Statements of Cash Flows — Years ended March 31, 2006, 2005, and 2004.
Notes to Financial Statements.
(a) (2) Financial Statement Schedules.
   See Notes to Financial Statements.
   (3) Exhibits.
3.1 Articles of Incorporation of the Registrant, as amended*****
3.2 Bylaws of the Registrant, as amended*
10.5 Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D., and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.)*
10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil).***
10.23 Summary plan description for CHAD Therapeutics, Inc. Employee Savings and Retirement Plan****
10.24 1994 Stock Option Plan******
10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California******
10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Carleton Life Support Division of Litton Industries, Inc.*******
10.27 2004 Equity Incentive Plan************
13.1 Annual Report to Shareholders for the year ended March 31, 2006
23.1 Consent of Independent Registered Public Accounting Firm

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class I device*
99.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class I device**
99.3 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class II device***
99.4 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class II device***
99.5 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class II device*******
99.6 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class II device********
99.7 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as Class II devices********
99.8 Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders*********
99.9 Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver**********
99.10 Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device***********
99.11 Letter from the FDA authorizing the Company to market the LOTUS Electronic Oxygen Conserver*************
99.12 Press release dated June 29, 2006.

*	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

**	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1984.

***	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

****	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

*****	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

*******	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

*********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

**********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

***********	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

************	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

*************	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 29th day of June, 2006.

CHAD THERAPEUTICS, INC.

By	/s/ Earl L. Yager Earl L. Yager, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jones Thomas E. Jones	Chairman of the Board of Directors	June 29, 2006

/s/ Earl L. Yager Earl L. Yager	Chief Executive Officer, President, and Director (Principal Executive Officer)	June 29, 2006

/s/ Tracy A. Kern Tracy A. Kern	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2006

/s/ Kathleen M. Griggs Kathleen M. Griggs	Director	June 29, 2006

/s/ John C. Boyd John C. Boyd	Director	June 29, 2006

/s/ Philip T. Wolfstein Philip T. Wolfstein	Director	June 29, 2006

/s/ James M. Brophy James M. Brophy	Director	June 29, 2006

Exhibit Index

Exhibit No.	Document
13.1	Annual Report to Shareholders for the year ended March 31, 2006

23.1	Consent of Independent Accountant

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.12	Press release dated June 29, 2006