Form 10-Q
period 2006-06-30
CHAD THERAPEUTICS INC
filed 2006-08-14
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2006, the registrant had 10,169,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2006 and March 31, 2006
(Unaudited)

	June 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash	$1,704,000	$935,000
Accounts receivable, less allowance for doubtful accounts of $43,000 at June 30, 2006, and $52,000 at March 31, 2006	3,184,000	3,220,000
Income taxes refundable	290,000	383,000
Inventories (Note 5)	6,257,000	6,381,000
Prepaid expenses and other assets	159,000	178,000
Deferred income taxes	662,000	666,000

Total current assets	12,256,000	11,763,000

Property and equipment, at cost	6,150,000	6,101,000
Less accumulated depreciation	5,249,000	5,151,000

Net property and equipment	901,000	950,000

Intangible assets, net	1,038,000	972,000
Deferred income taxes	613,000	600,000
Other assets	55,000	71,000

Total assets	$14,863,000	$14,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,009,000	$522,000
Accrued expenses	1,523,000	1,435,000

Total current liabilities	2,532,000	1,957,000

Other long-term liabilities	2,000	4,000

Total liabilities	2,534,000	1,961,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,169,000 and 10,158,000 shares issued and outstanding	13,463,000	13,413,000
Accumulated deficit	(1,134,000)	(1,018,000)

Total shareholders’ equity	12,329,000	12,395,000

Total liabilities and shareholders’ equity	$14,863,000	$14,356,000

     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$5,476,000	$5,895,000
Cost of sales	3,662,000	3,794,000

Gross profit	1,814,000	2,101,000
Costs and expenses:
Selling, general, and administrative	1,702,000	1,844,000
Research and development	335,000	332,000

Total costs and expenses	2,037,000	2,176,000

Operating loss	(223,000)	(75,000)
Other income	23,000	6,000

Loss before income taxes	(200,000)	(69,000)
Income tax benefit	(84,000)	(27,000)

Net loss	$(116,000)	$(42,000)

Basic earnings (loss) per share	$(0.01)	$0.00

Diluted earnings (loss) per share	$(0.01)	$0.00

Weighted shares outstanding:
Basic	10,169,000	10,134,000
Diluted	10,169,000	10,134,000
     See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2006
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2006	10,158,000	$13,413,000	$(1,018,000)
Stock-based compensation	—	10,000	—
Restricted stock	11,000	40,000	—
Net loss	—	—	(116,000)

Balance at June 30, 2006	10,169,000	13,463,000	$(1,134,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the three months ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(116,000)	$(42,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	98,000	108,000
Amortization of intangibles	11,000	10,000
Provision for losses on receivables	—	3,000
Decrease (increase) in deferred income taxes	(9,000)	(27,000)
Stock-based compensation	20,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	36,000	441,000
Decrease (increase) in inventories	124,000	365,000
Decrease (increase) in income taxes refundable	93,000	119,000
Decrease (increase) in prepaid expenses and other assets	35,000	3,000
Increase (decrease) in accounts payable	487,000	(421,000)
Increase (decrease) in accrued expenses	118,000	51,000
Increase (decrease) in income taxes payable	—	(188,000)

Net cash provided by operating activities	897,000	422,000
Cash flows from investing activities:
Additions to intangible assets	(77,000)	(45,000)
Capital expenditures	(49,000)	(83,000)

Net cash used in investing activities	(126,000)	(128,000)
Cash flows from financing activities:
Other long-term liabilities	(2,000)	—

Net cash used in financing activities	(2,000)	—

Net increase in cash	769,000	294,000
Cash beginning of period	935,000	177,000

Cash end of period
	$1,704,000	$471,000

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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three-month period ended June 30, 2006, are not necessarily indicative of the results expected for the year ended March 31, 2007. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2006, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

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

3.	Major Customers

	Three Months Ended
	June 30,
	2006	2005
Customer A**	36.6%	36.5%
Customer B	12.8%	*

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000. At June 30, 2006, the amount at risk was approximately $1,604,000.

     The significant outstanding accounts receivable balances in 2006 were as follows:

	June 30	March 31
Customer A**	28.1%	25.4%
Customer B	21.8%	21.6%

**	Indicates national chain customer.
5.	Inventories

Inventories in 2006 are summarized as follows:

	June 30	March 31
Finished goods	$1,694,000	$1,706,000
Work-in-process	1,626,000	1,234,000
Raw materials	2,937,000	3,441,000

	$6,257,000	$6,381,000

6.	Line of Credit

In December 2005, the Company entered into a $1 million revolving line of credit agreement that expires in December 2006. Advances under the line of credit bear interest at the bank’s prime rate (8.25% at June 30, 2006) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. At June 30, 2006, the Company was not in compliance with certain of the covenants related to profitability and is currently renegotiating changes to the line of credit. There were no borrowings under the line of credit at June 30, 2006.

7.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. The current portion of $7,000 and the long-term portion of $2,000 is included in accounts payable and other long-term liabilities, respectively. Amortization of plant equipment under capital leases is included in depreciation expense.

8.	Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended
	June 30,
	2006	2005
Basic earnings (loss) per share:
Numerator-net earnings (loss)	$(116,000)	$(42,000)
Denominator-weighted average common shares outstanding	10,169,000	10,134,000

Basic earnings (loss) per share	$(0.01)	$0.00

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$(116,000)	$(42,000)
Denominator-weighted average common shares outstanding	10,169,000	10,134,000
Diluted effect of common stock options	—	—

	10,169,000	10,134,000

Diluted earnings (loss) per share	$(0.01)	$0.00

Options to purchase 941,000 shares of common stock at prices ranging from $0.50 to $11.50 per share and 975,000 shares of common stock at prices ranging from $0.50 to $12.54 were not included in the computation of diluted earnings per share for the three month periods ended June 30, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

9.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2007, the Company has forecasted an effective tax rate of 42 percent. The Company has California net operating loss carryforwards of $2,364,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013.

10.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended
	June 30,
	2006	2005
United States	$4,354,000	$5,121,000
Canada	54,000	56,000
Japan	126,000	188,000
Europe	854,000	466,000
All other countries	88,000	64,000

	$5,476,000	$5,895,000

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 70% of the Company’s sales for the three-month periods ended June 30, 2006 and 2005.

11.	Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month period ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company will recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended June 30, 2006 has been reduced for estimated forfeitures. For the three-month period ended June 30, 2006 stock-based compensation expense of $10,000 was recorded to selling, general, and administrative expenses. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 705,000 are available were available for future grant at June 30, 2006. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years while the majority of grants to employees have vested over two to five years of continuous service. In fiscal year 2006, 40,000 options were issued with vesting periods less than one year. All options granted to date have ten-year contractual terms from the date of the grant.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months ended June 30, 2006. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the three months ended June 30, 2005 using the Black-Scholes option valuation model:

Expected life (in years)	8.0
Expected volatility factor	79.0%
Risk free interest rate	4.3%
Dividend yield	0.0
Forfeiture rate	4.0%
A summary of stock option activity as of and for the quarter ended June 30, 2006 is presented below:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term	Intrinsic Value
	Shares	Share	(in years)	(in thousands)

Outstanding at March 31, 2006	945,000	$2.22
Granted	—	—
Exercised	—	—
Forfeited or expired	4,000	3.41

Outstanding at June 30, 2006	941,000	$2.21	4.8	$—

As of June 30, 2006:
Exercisable	899,000	$2.22	4.8	$—
Vested and expected to vest	925,000	$2.25	4.8	$—

No options were granted or exercised during the first quarter of fiscal year 2007 or 2006.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 30, 2006 for the options that were in-the-money at June 30, 2006. As of June 30, 2006, there was approximately $52,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 13 months.

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the three-month period ended June 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of the grant. The pro forma information for the three months ended June 30, 2005 is as follows:

Three Months
Ended
June 30, 2005
Net loss, as reported	$(42,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	21,000

Pro forma net loss	$(63,000)

Earnings (loss) per share:
Basic — as reported	$0.00
Basic — proforma	(0.01)
Diluted — as reported	0.00
Diluted — proforma	$(0.01)
12.	Reclassifications

Certain reclassifications have been made to the fiscal year 2006 financial data to conform with the 2007 presentation. The Company added provisions for losses on receivables as an adjustment to reconcile net earnings (loss) to net cash provided by operating activities to its condensed statements of cash flows.

13.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

14.	Accounting Standards

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 151 (“Inventory Costs”), an amendment of ARB No. 43, Chapter 4. The statement clarifies accounting for abnormal amounts of the idle facility expense, freight, handling costs, and spoilage and requires those items to be expensed when incurred. SFAS 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on April 1, 2006, and the Company did not incur a significant impact to its financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”). SFAS 123R requires the Company to recognize compensation expense based on the fair value of equity instruments awarded to employees. The Company adopted SFAS 123R on April 1, 2006, and the Company did not incur a significant impact to its financial statements.

In June 2006, the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The EITF provides guidance on the proper presentation of tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and requires disclosure of the Company’s accounting policy decision. The consensus becomes effective for periods beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

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
The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Beginning January 1, 2006, the reimbursement procedures have been modified to provide that title for the equipment being used by a patient transfers to the patient after 36 months. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, oxygen conserving devices, such as the Company’s products, have also grown in popularity due to their ability to extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. However, the uncertainties created by the new reimbursement procedures have adversely affected the market for our products by causing many home health care dealers to delay product purchases as they seek to assess the impact of the new procedures.
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 43% and 44% of the Company’s net sales for the three-month periods ended June 30, 2006 and 2005, respectively while one chain accounted for 37% of net sales for the three-month periods ended June 30, 2006 and 2005. One international customer accounted for 13% and 7% of net sales during the three-month periods ended June 30, 2006 and 2005, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to affect the marketplace for the foreseeable future. To address the competitive nature of the oxygen conserver marketplace, the Company has developed and introduced a number of new products in this area in recent years. The first of these, the OXYMATIC® 401 conserver, received 510(k) clearance from the Food and Drug Administration in June 2000, and shipments of the new product began in July 2000. The second, the OXYMATIC 411 conserver, was cleared in December 2000 and shipments began in January 2001. The third, the OXYMATIC 401A and 411A conservers, received clearance in March 2001 with shipments beginning that month. The SEQUOIA OXYMATIC 300 series conservers began shipping in December 2001, and the Company began shipment of the CYPRESS OXYPneumatic conserver in July 2002. The Company received clearance from the FDA to market its newest oxygen conserving device, the LOTUS Electronic Oxygen Conserver, in October 2004 and began shipment of the device in November 2005. The LOTUS Electronic Oxygen Conserver weighs less than one (1) pound and will be offered with or without a breath-sensing alarm. It also offers additional liter flow settings and an extended battery life of up to four months of normal usage on two AA-size batteries. Management believes the features and improvements in these products have enabled the Company to regain some of the market share lost in the conserver market prior to 2001 and reestablish the Company as a leader in the conserver market.
In May of 2004, the Company received clearance from the FDA to market its SAGE™ Oxygen Therapeutic Device. The SAGE device is the first in a planned family of oxygen therapeutic devices that use the Company’s proprietary technologies to sense a patient’s movements and automatically adjust the rate of oxygen delivery to reduce the risk of desaturation as activity increases. This device combines the industry’s first, truly dynamic delivery technology with the proven oxygen sensor technology in the OXYMATIC 400 series conservers. As a result, the SAGE Oxygen Therapeutic Device addresses the common problem of oxygen desaturation, which causes a patient to feel weak and out of breath when activity increases, while it still improves patient ambulatory capability. This device underscores the Company’s dedication to providing home care suppliers and their patients with the widest range of home oxygen choices to suit individual needs, preferences and disease conditions. The Company began selling the SAGE nationwide in October 2004. No estimate can currently be made regarding the level of success the Company may achieve with this line of products or when the additional therapeutic devices that are now in development, and which are based on this advanced new platform, may be introduced to the market.
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
The Company’s growth strategy for the future includes the following:
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
While management believes the current growth strategy should enhance the Company’s competitive position and future operating performance, continuing price pressure on our conservers and concerns about reimbursement change have depressed operating results for the first three months of fiscal 2007. In addition, the Company’s increased dependence on a limited number of large customers has increased the volatility of our operating results. Management of the Company will continually monitor these trends and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products, Consolidation of Home Care Industry, Competition, Rapid Technological Change, and

Potential Changes in the Administration of Health Care, beginning on page 17 of the Company’s 2005 Annual Report.
Results of Operations
Net sales for the three-month periods ended June 30, 2006 and 2005, decreased by $419,000 (7.1%) and $204,000 (3.3%), respectively, as compared to the same periods in the prior year. The primary reason for the decrease in sales for the three-month periods ended June 30, 2006 was price reductions on conservers; however the decrease in sales for the three months ended June 30, 2005 was also impacted by reduced sales to a large customer. Unit sales of conservers and therapeutic devices for the three months ended June 30, 2006 increased 3.9%, from the prior year, while unit sales for the three-month period ended June 30, 2005 decreased 4.1%. However, revenues from conserver and therapeutic device sales decreased by 7.5% and 13.9% for the three-month periods ended June 30, 2006 and 2005, respectively. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.
Revenues from TOTAL O2 sales decreased 16.6% for the three-month period ended June 30, 2006 as compared to the same period in the prior year. The Company believes that the January 2, 2006 modification of reimbursement procedures that provides for title of equipment being used by a patient to transfer to the patient after 36 months is impacting the Company’s sales overall and in particular sales of the TOTAL O2. Revenues from TOTAL O2 sales increased 16.7% for the three-month period ended June 30, 2005 as compared to the same period in the prior year due to sales to a large customer and continued acceptance of this product in the marketplace.
Sales to foreign distributors represented 20.5% and 13.3% of net sales for the three-month periods ended June 30, 2006 and 2005, respectively, representing a 42.8% and a 161.8% increase over the respective previous years. This increase was driven by higher conserver sales and management expects this trend to continue for the balance of the current fiscal year. Management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets and we currently expect an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 64.4% to 66.9% and from 60.3% to 64.4% for the three-month periods ended June 30, 2006 and 2005, respectively, as compared to the same periods in the prior year. For the three-month period ended June 30, 2006, the increase in cost of sales as a percentage of net sales was a result of downward price pressures in the marketplace, as well as the decrease in sales without a corresponding decrease in fixed costs. For the period ended June 30, 2005, the increase was a result of downward price pressures in the marketplace, increased sales to certain chains, and a change in the product mix, as the TOTAL O2 system has a lower gross profit margin than conservers. We currently expect downward price pressure for the foreseeable future.

Selling, general, and administrative expenditures decreased from 31.3% to 31.1% and increased from 28.5% to 31.3% as a percentage of net sales for the three-month periods ended June 30, 2006 and 2005, as compared to the same periods in the prior year. The Company’s cost reduction efforts over the past two years have helped align staffing and operating expenses more closely with current sales expectations but were offset to some extent by growth in the Company’s sales force. Research and development expenses increased by $3,000 and decreased by $78,000 for the three-month periods ended June 30, 2006 and 2005, respectively, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,500,000 in the fiscal year ending March 31, 2007, on projects to enhance and expand the Company’s product line. During fiscal year 2006, the Company spent $1,574,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At June 30, 2006, the Company’s net deferred tax assets are partially offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,364,000 against which a partial allowance has been recorded.
Financial Condition
At June 30, 2006, the Company had cash totaling $1,704,000 or 11.5% of total assets, as compared to $935,000 (6.5% of total assets) at March 31, 2006. Net working capital decreased from $9,806,000 at March 31, 2006 to $9,724,000 at June 30, 2006. Net accounts receivable decreased $36,000 during the three months ended June 30, 2006, due to the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $124,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. The Company experienced a significant inventory build up in the latter part of fiscal 2005 to fill certain customer orders and anticipated customer orders of the SAGE device. Certain of these orders did not materialize or were deferred. In March 2006, the Company established a $739,000 reserve against slow-moving inventories related to the build-up.
The Company depends primarily upon its cash flow from operations to meet its capital requirements. Cash derived from operations will depend on the ability of the Company to maintain profitable operations and the timing of increases in receivables and inventories. Historically, the Company has financed its inventory requirements out of cash flow, and it has not sought to finance its accounts receivable. In December 2005, the Company entered into a $1 million line of credit agreement. The line of credit was established in order to fund anticipated capital expenditures. As of June 30, 2006, there were no borrowings under the line of credit. Advances under the line of credit bear interest at the bank’s prime rate (7.25% at December 31, 2005) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, if advances were outstanding, the agreement would prohibit the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. At June 30, 2006, the Company was not in compliance with certain of the covenants related to profitability and is currently negotiating changes to the line of credit agreement. The Company expects capital expenditures during the next twelve months to be approximately $476,000 and anticipates that cash flow from operations will be adequate to fund the Company’s planned capital expenditures.
The following table aggregates all of the Company’s material contractual obligations as of June 30, 2006:

	Payments Due by Period
		Less than 1	1 – 3	3-5	After 5
	Total	Year	Years	Years	Years
Contractual
Cash Obligations
Operating lease obligations	$888,000	$435,000	$453,000	—	—
Minimum royalty obligations	$2,937,000	$523,000	$1,590,000	$757,000	$67,000
Employee obligations	$440,000	$160,000	$280,000	—	—
Capital lease obligations	$9,000	$7,000	$2,000	—	—
Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments are provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2006 Annual Report.
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
Consolidation of Home Care Industry – Dependence on Key Customers – Pressure on Selling Prices
The home health care industry is undergoing significant consolidation. As a result, the market for the Company’s products is increasingly influenced by major national chains. Four major national chains accounted for 43% of the Company’s net sales during the year ended March 31, 2006 and for the three months ended June 30, 2006. One major customer accounted for 36% of net sales for the year ended March 31, 2006, and 37% for the three months ended June 30, 2006. Future sales may be increasingly dependent upon a limited number of customers, which may reduce our average selling price due to quantity pricing and which may result in greater volatility and less predictability of the Company’s operating results. Moreover, the loss of a major customer or a significant decline in orders from a major customer could have a material adverse effect upon the Company’s revenues and profitability.
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
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 151 (“Inventory Costs”), an amendment of ARB No. 43, Chapter 4. The statement clarifies accounting for abnormal amounts of the idle facility expense, freight, handling costs, and spoilage and requires those items to be expensed when incurred. SFAS 151 is applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on April 1, 2006, and the Company did not incur a significant impact to its financial statements.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (“Share-Based Payment”). SFAS 123R requires the Company to recognize compensation expense based on the fair value of equity instruments awarded to employees. The Company adopted SFAS 123R on April 1, 2006, and the Company did not incur a significant impact to its financial statements.
In June 2006, the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities

Should be Presented in the Income Statement.” The EITF provides guidance on the proper presentation of tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and requires disclosure of the Company’s accounting policy decision. The consensus becomes effective for periods beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

Additional Risk Factors
Additional factors, which might affect the Company’s performance, may be listed from time to time in the reports filed by the Company with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts.
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

(a) 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

(b) 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

(c) 32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(d) 99.1	Press release dated August 11, 2006

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc. (Registrant)
Date 08/14/2006	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 08/14/2006	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated August 11, 2006

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.