Form 10-Q
period 2006-09-30
CHAD THERAPEUTICS INC
filed 2006-11-14
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: September 30, 2006
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
Yes ☑      No ☐
Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
As of September 30, 2006, the registrant had 10,169,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2006 and March 31, 2006
(Unaudited)

	September 30,	March 31,
	2006	2006
ASSETS
Current assets:
Cash	$1,777,000	$935,000
Accounts receivable, less allowance for doubtful accounts of $54,000 at September 30, 2006, and $52,000 at March 31, 2006	2,568,000	3,220,000
Income taxes refundable	182,000	383,000
Inventories (Note 5)	6,303,000	6,381,000
Prepaid expenses and other assets	146,000	178,000
Deferred income taxes	640,000	666,000

Total current assets	11,616,000	11,763,000

Property and equipment, at cost	6,163,000	6,101,000
Less accumulated depreciation	5,345,000	5,151,000

Net property and equipment	818,000	950,000

Intangible assets, net	1,073,000	972,000
Deferred income taxes	610,000	600,000
Other assets	44,000	71,000

Total assets	$14,161,000	$14,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$923,000	$522,000
Accrued expenses	1,206,000	1,435,000

Total current liabilities	2,129,000	1,957,000

Other long-term liabilities	—	4,000

Total liabilities	2,129,000	1,961,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,169,000 and 10,158,000 shares issued and outstanding	13,473,000	13,413,000
Accumulated deficit	(1,441,000)	(1,018,000)

Total shareholders’ equity	12,032,000	12,395,000

Total liabilities and shareholders’ equity	$14,161,000	$14,356,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$4,983,000	$5,375,000
Cost of sales	3,366,000	3,594,000

Gross profit	1,617,000	1,781,000
Costs and expenses:
Selling, general, and administrative	1,682,000	1,699,000
Research and development	322,000	435,000

Total costs and expenses	2,004,000	2,134,000

Operating loss	(387,000)	(353,000)
Other income	16,000	13,000

Loss before income taxes	(371,000)	(340,000)
Income tax benefit	(64,000)	(130,000)

Net loss	$(307,000)	$(210,000)

Basic loss per share	$(0.03)	$(0.02)

Diluted loss per share	$(0.03)	$(0.02)

Weighted shares outstanding:
Basic	10,169,000	10,141,000
Diluted	10,169,000	10,141,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Net sales	$10,459,000	$11,270,000
Cost of sales	7,028,000	7,388,000

Gross profit	3,431,000	3,882,000
Costs and expenses:
Selling, general, and administrative	3,384,000	3,543,000
Research and development	657,000	767,000

Total costs and expenses	4,041,000	4,310,000

Operating loss	(610,000)	(428,000)
Other income	39,000	19,000

Loss before income taxes	(571,000)	(409,000)
Income tax benefit	(148,000)	(157,000)

Net loss	$(423,000)	$(252,000)

Basic loss per share	$(0.04)	$(0.02)

Diluted loss per share	$(0.04)	$(0.02)

Weighted shares outstanding:
Basic	10,169,000	10,137,000
Diluted	10,169,000	10,137,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2006
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2006	10,158,000	$13,413,000	$(1,018,000)
Stock-based compensation — options	—	20,000	—
Stock-based compensation - restricted stock	11,000	40,000	—
Net loss	—	—	(423,000)

Balance at September 30, 2006	10,169,000	13,473,000	$(1,441,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the six months ended September 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(423,000)	$(252,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	194,000	214,000
Amortization of intangibles	21,000	20,000
Provision for losses on receivables	20,000	21,000
Decrease (increase) in deferred income taxes	16,000	—
Stock-based compensation	60,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	632,000	711,000
Decrease (increase) in inventories	78,000	394,000
Decrease (increase) in income taxes refundable	201,000	(203,000)
Decrease (increase) in prepaid expenses and other assets	59,000	(57,000)
Increase (decrease) in accounts payable	401,000	7,000
Increase (decrease) in accrued expenses	(229,000)	(194,000)
Increase (decrease) in income taxes payable	—	(200,000)

Net cash provided by operating activities	1,030,000	461,000
Cash flows from investing activities:
Additions to intangible assets	(122,000)	(81,000)
Capital expenditures	(62,000)	(133,000)

Net cash used in investing activities	(184,000)	(214,000)
Cash flows from financing activities:
Other long-term liabilities	(4,000)	10,000

Net cash (used in) provided by financing activities	(4,000)	10,000

Net increase in cash	842,000	257,000
Cash beginning of period	935,000	177,000

Cash end of period	$1,777,000	$434,000

Supplemental disclosure of cash flow information:
Acquisition of capital assets through capital lease	$—	$14,000
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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the six-month period ended September 30, 2006, are not necessarily indicative of the results expected for the year ended March 31, 2007. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2006, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

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

3.	Major Customers

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer A**	39.5%	38.8%	38.0%	37.6%
Customer B	10.5%	10.0%	11.7%	*

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000. At September 30, 2006, the amount at risk was approximately $1,677,000.

The significant outstanding accounts receivable balances in 2006 were as follows:

	September 30	March 31
Customer A**	32.8%	25.4%
Customer B**	10.5%	*
Customer C	*	21.6%
Customer D	15.3%	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.

**	Indicates national chain customer.
5.	Inventories
Inventories in 2006 are summarized as follows:

	September 30	March 31
Finished goods	$2,097,000	$1,706,000
Work-in-process	1,647,000	1,234,000
Raw materials	2,559,000	3,441,000

	$6,303,000	$6,381,000

6.	Line of Credit

In December 2005, the Company entered into a $1 million revolving line of credit agreement that expires in December 2006. Advances under the line of credit bear interest at the bank’s prime rate (8.25% at September 30, 2006) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. At September 30, 2006, the Company was not in compliance with certain of the covenants related to profitability and is currently renegotiating changes to the line of credit. There were no borrowings under the line of credit at September 30, 2006.

7.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. The capital lease obligation of $7,000 is included in accounts payable. Amortization of plant equipment under capital leases is included in depreciation expense.

8.	Loss Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic loss per share:
Numerator-net loss	$(307,000)	$(210,000)	$(423,000)	$(252,000)
Denominator-weighted average common shares outstanding	10,169,000	10,141,000	10,169,000	10,137,000

Basic loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Diluted loss per share:
Numerator-net loss	$(307,000)	$(210,000)	$(423,000)	$(252,000)
Denominator-weighted average common shares outstanding	10,169,000	10,141,000	10,169,000	10,137,000
Diluted effect of common stock options	—	—	—	—

	10,169,000	10,141,000	10,169,000	10,137,000

Diluted loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

Options to purchase 935,000 shares of common stock at prices ranging from $0.50 to $11.50 per share and 1,003,000 shares of common stock at prices ranging from $0.50 to $12.54 were not included in the computation of diluted earnings per share for the three and six-month periods ended September 30, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

9.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2007, the Company has forecasted an effective tax rate of 26 percent. The Company has California net operating loss carryforwards of $2,679,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized and has established a valuation allowance against the California net operating loss carryforward expiring in 2007.

10.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$3,788,000	$4,547,000	$8,142,000	$9,656,000
Canada	33,000	40,000	87,000	96,000
Japan	69,000	72,000	194,000	260,000
Europe	1,004,000	633,000	1,858,000	1,105,000
All other countries	89,000	83,000	178,000	153,000

	$4,983,000	$5,375,000	$10,459,000	$11,270,000

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 72% and 69% of the Company’s sales for the six-month periods ended September 30, 2006 and 2005, respectively, and 73% and 71% of the Company’s sales for the three-month periods ended September 30, 2006 and 2005, respectively.

11.	Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the six-month period ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company will recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six-month period ended September 30, 2006 has been reduced for estimated forfeitures. For the six-month period ended September 30, 2006 stock-based compensation expense of $60,000 was recorded to selling, general, and administrative expenses. Of the $60,000 in stock-based compensation, $20,000 related to FAS 123R option expense with the remaining $40,000 related to restricted stock issued to directors that vested April 1, 2006. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 705,000 were available for future grant at September 30, 2006. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years while the majority of grants to employees have vested over two to five years of continuous service. In fiscal year 2006, 40,000 options were issued with vesting periods less than one year. All options granted to date have ten-year contractual terms from the date of the grant.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months ended September 30, 2006. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the six months ended June 30, 2005 using the Black-Scholes option valuation model:

Expected life (in years)	8.0
Expected volatility factor	79.0%
Risk free interest rate	4.3%
Dividend yield	0.0
Forfeiture rate	4.0%
A summary of stock option activity as of and for the quarter ended September 30, 2006 is presented below:

			Remaining
		Exercise	Contractual	Aggregate
		Price Per	Term	Intrinsic Value
	Shares	Share	(in years)	(in thousands)

Outstanding at March 31, 2006	945,000	$2.22
Granted	—	—
Exercised	—	—
Forfeited or expired	10,000	3.59

Outstanding at September 30, 2006	935,000	$2.20	4.6	$—

As of September 30, 2006:
Exercisable	898,000	$2.22	4.5	$—
Vested and expected to vest	925,000	$2.25	4.6	$—

The Company granted 25,000 options at $3.45 per share on July 28, 2005 and 15,000 options at $3.35 per share on August 2, 2005. The options were granted at the market price on the day of grant, and fully vested six months subsequent to the grant date. In addition, there were 10,000 options exercised at prices ranging from $.50 to $1.00 in the six months ended September 30, 2005. No options were granted or exercised during the first six months of fiscal year 2007.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at September 30, 2006 for the options that were in-the-money at September 30, 2006. As of September 30, 2006, there was approximately $31,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 13 months.

Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the six-month period ended September 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of the grant. The pro forma information for the three and six-months ended September 30, 2005 is as follows:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(210,000)	$(252,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	35,000	70,000

Pro forma net loss	$(245,000)	$(322,000)

Loss per share:
Basic — as reported	$(0.02)	$(0.02)
Basic — pro forma	(0.02)	(0.03)
Diluted — as reported	(0.02)	(0.02)
Diluted — proforma	$(0.02)	$(0.03)
12.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.

13.	Accounting Standards

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

In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Share-Based Payment”. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans – as of December 31, 2006 for the calendar year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans and therefore does not anticipate a significant impact to its financial statements upon implementation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
Certain statements in this report, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.
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
The current procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Beginning January 1, 2006, the reimbursement procedures have been modified to provide that title for the equipment being used by a patient transfers to the patient after 36 months. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, oxygen conserving devices, such as the Company’s products, have also grown in popularity due to their ability to extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. However, the uncertainties created by the new reimbursement procedures have adversely affected the market for our products by causing many home health care dealers to delay product purchases as they seek to assess the impact of the new procedures and proposed revisions. On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates that will take effect on January 1, 2007. These new rates include a new reimbursement category for transfilling systems like the Company’s TOTAL O2 delivery system, which may have a positive impact on the market for these types of devices. At the same time, the current Federal budget negotiations involve discussions that may reduce the time period that must pass before title to equipment that an oxygen patient is using transfers to the patient. A significant reduction would likely have a negative impact on demand for the Company’s products.
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 46% and 45% of the Company’s net sales for the three and six-month periods ended September 30, 2006, respectively while one chain accounted for 39% and 38% of net sales for the three and six-month periods ended September 30, 2006 and 2005, respectively. One international customer accounted for 11% and 12% of net sales during the three and six-month periods ended September 30, 2006, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
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
In 1998, the Company introduced the TOTAL O2® Delivery System, which provides stationary oxygen for patients at home, portable oxygen, including an oxygen conserving device for ambulatory use, and a safe and efficient mechanism for filling portable oxygen cylinders in the home. This provides home care dealers with a means to reduce their monthly cost of servicing patients while at the same time providing a higher quality of service by maximizing ambulatory capability. The Company received clearance in November 1997 from the Food and Drug Administration to sell this product. Initial sales of the TOTAL O2 system were adversely affected by several factors, including the overall home oxygen market climate as well as home care providers’ reluctance to invest in the higher cost of the TOTAL O2 Delivery System to achieve the lower monthly operating costs. Recent changes in home oxygen reimbursement appear to be causing home care providers to examine their operating costs more carefully and we believe this is improving the marketing climate for the TOTAL O2 system.
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
While management believes the current growth strategy should enhance the Company’s competitive position and future operating performance, continuing price pressure on our conservers and concerns about reimbursement changes have depressed operating results for the first six months of fiscal 2007. In addition, the Company’s increased dependence on a limited number of large customers has increased the volatility of our operating results. Management of the Company will continually monitor these trends and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Outlook: Issues and Risks – New Products, Consolidation of Home Care Industry, Competition, Rapid Technological Change, and Potential Changes in the Administration of Health Care, beginning on page 17 of the Company’s 2006 Annual Report.
Results of Operations
Net sales for the three and six-month periods ended September 30, 2006, decreased by $392,000 (7.3%) and $811,000 (7.2%), respectively, as compared to the same periods in the prior year. The primary reason for the decrease in sales for the three and six-month periods ended September 30, 2006 was price reductions on conservers. Unit sales of conservers and therapeutic devices for the three and six months ended September 30, 2006 increased 1.4% and 4.0%, respectively, from the prior year. However, revenues from conserver and therapeutic device sales decreased by 4.7% and 4.1% for the three and six-month periods ended September 30, 2006 and 2005, respectively. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchase decisions of a limited number of large customers.
Revenues from TOTAL O2 sales decreased 40.8% and 29.4% for the three and six-month periods ended September 30, 2006, respectively, as compared to the same periods in the prior year. The Company believes that the January 2, 2006 modification of reimbursement procedures that provides for title of equipment being used by a patient to transfer to the patient after 36 months, and pending proposals to make further changes in reimbursement policies, is negatively impacting the Company’s sales overall and in particular sales of the TOTAL O2.
Sales to foreign distributors represented 24.0% and 22.1% of net sales for the three and six-month periods ended September 30, 2006, respectively, representing a 44.3% and a 43.6% increase over the respective previous years. This increase was driven by higher conserver sales and management expects this trend to continue for the balance of the current fiscal year. Management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets and we currently expect an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 66.9% to 67.6% and from 65.6% to 67.2% for the three and six-month periods ended September 30, 2006, respectively, as compared to the same periods in the prior year. The increase in cost of sales as a percentage of net sales was a result of downward price pressures in the marketplace and an increase in sales to high volume purchasers that receive discounted rates. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures increased from 31.6% to 33.8% and from 31.4% to 32.4% as a percentage of net sales for the three and six-month periods ended September 30, 2006, as compared to the same periods in the prior year. While the

Company’s ongoing cost reduction efforts have helped align staffing and operating expenses more closely with current sales expectations and have decreased actual selling, general, and administration expendutiers decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses decreased by $113,000 and $110,000 for the three and six-month periods ended September 30, 2006, respectively, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,500,000 in the fiscal year ending March 31, 2007, on projects to enhance and expand the Company’s product line. During fiscal year 2006, the Company spent $1,574,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At September 30, 2006, the Company’s net deferred tax assets related to the California net operating loss carryforwards expiring in 2007 are offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has California net operating loss carryforwards of $2,679,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013.
Financial Condition
At September 30, 2006, the Company had cash totaling $1,777,000 or 12.6% of total assets, as compared to $935,000 (6.5% of total assets) at March 31, 2006. Net working capital decreased from $9,806,000 at March 31, 2006 to $9,487,000 at September 30, 2006. Net accounts receivable decreased $652,000 during the six months ended September 30, 2006, due to the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $78,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. The Company experienced a significant inventory build up in the latter part of fiscal 2005 to fill certain customer orders and anticipated customer orders of the SAGE device. Certain of these orders did not materialize or were deferred. As of September 30, 2006, the Company has a $790,000 reserve against slow-moving inventories related to the build-up.
The Company depends primarily upon its cash flow from operations to meet its capital requirements. Notwithstanding the Company’s lack of profitability in recent quarters, the Company generated $1,030,000 of cash from operations in the six-month period ended September 30, 2006. Historically, the Company has financed its inventory requirements and operating expenses out of cash flow, and it has not sought to finance its accounts receivable. In December 2005, the Company entered into a $1 million line of credit agreement. The line of credit was established in order to fund anticipated capital expenditures. As of September 30, 2006, there were no borrowings under the line of credit. Advances under the line of credit bear interest at the bank’s prime rate (8.25% at

September 30, 2006) and are secured by inventories and accounts receivable. Under the terms of the credit agreement, the Company is required to maintain a specific working capital, net worth, profitability levels, and other specific ratios. In addition, if advances were outstanding, the agreement would prohibit the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without prior written consent of the bank. At September 30, 2006, the Company was not in compliance with certain of the covenants related to profitability, is currently negotiating changes to the line of credit agreement, and may be unable to access the line should it need to. The Company expects capital expenditures during the next twelve months to be approximately $463,000 and anticipates that cash flow from operations will be adequate to fund the Company’s planned capital expenditures.
The Company’s current efforts to expand its product line and enter the sleep disorder market may require significant cash resources for product development, manufacturing and marketing. The Company is considering a number of alternative methods to address these needs.
The following table aggregates all of the Company’s material contractual obligations as of September 30, 2006:

	Payments Due by Period
		Less than 1	1 – 3	3-5	After 5
	Total	Year	Years	Years	Years
Contractual Cash Obligations
Operating lease obligations	$847,000	$452,000	$395,000	—	—
Minimum royalty obligations	$2,805,000	$523,000	$1,590,000	$632,000	$60,000
Employee obligations	$400,000	$160,000	$240,000	—	—
Capital lease obligations	$7,000	$7,000	—	—	—
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

In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Share-Based Payment”. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans – as of December 31, 2006 for the calendar year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans and therefore does not anticipate a significant impact to its financial statements upon implementation.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts.
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the past several years, there has been significant price pressure on oxygen conservers and therapeutic devices. Thus, though our unit sales of conservers and therapeutic devices for the first six months of fiscal 2007 was roughly the same as in fiscal 2006, revenues from the sales of such products declined by 4%. This trend is magnified by the continuing consolidation of the home care industry as national chains typically negotiate for quantity discounts. We expect continuing price pressure on our principal products for the foreseeable future.
We are highly dependent upon a limited number of large customers, which may increase the volatility of our future operating results.
The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 45% of our sales for the six-months ended September 30, 2006, consistent with the same period in the prior year. One customer accounted for 38% of net sales for the six-months ended September 30, 2006 and 2005, respectively. One non-chain customer accounted for 12% of sales for the six-months ended September 30, 2006. Future sales may be increasingly dependent upon a limited number of customers which increases the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues.
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
Approximately 80% of home health care patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services. The Medicare Improvement and Modernization Act of 2003 has resulted in several years of reductions in reimbursement for home oxygen. In February 2006, reimbursement procedures were modified again, with a new requirement that ownership of home oxygen equipment be transferred to the patient after 36 months. New proposals related to reimbursement for home health care are routinely introduced in Congress. On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates that will take effect on January 1, 2007. These new rates include a new reimbursement category for transfilling systems like the Company’s TOTAL O2 delivery system, which may have a positive impact on the market for these types of devices. At the same time the current Federal budget negotiations involve discussions that may reduce the time period that must pass before title to equipment that an oxygen patient is using transfers to the patient. A significant reduction would likely have a negative impact on demand for the Company’s products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2006 Annual Meeting of Shareholders as further discussed below:
(a)	The Company’s 2006 Annual Meeting of Shareholders was held on October 24, 2006 in Woodland Hills, California.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all such nominees were elected.

(c)	At the Annual Meeting, the following matters were considered and voted upon:
(i)	The election of three directors to the Company’s board of directors, which currently consists of seven persons. Only three positions on the Company’s board of directors were to be elected at the Annual Meeting. At the Annual Meeting, the Company’s shareholders elected each of the following director nominees as directors, to serve on the Company’s board of directors until the Annual Meeting of Shareholders 2007 or until their successors are duly elected and qualified. The vote of each director was as follows:

Name	For	Against	Withheld
Thomas E. Jones	8,612,270	0	628,356
John C. Boyd	8,609,820	0	630,806
Earl L. Yager	8,613,267	0	627,359
(ii)	To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ended March 31, 2007. At the Annual Meeting, the Company’s shareholders approved this proposal by the votes indicated below:

Shares
For	8,774,879
Against	411,988
Abstain	53,759
(d) None
Item 5. Other Information
None.

Item 6. Exhibits

(a) 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

(b) 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

(c) 32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(d) 99.1	Press release dated November 14, 2006

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc. (Registrant)

Date 11/14/2006	/s/ Earl L. Yager Earl L. Yager
President and Chief Executive Officer

Date 11/14/2006	/s/ Tracy A. Kern

Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated November 14, 2006

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.