Form 10-Q
period 2006-12-31
CHAD THERAPEUTICS INC
filed 2007-02-08
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: December 31, 2006
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
Yes ☐ No ☑
As of December 31, 2006, the registrant had 10,169,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2006 and March 31, 2006
(Unaudited)

	December 31,	March 31,
	2006	2006
ASSETS
Current assets:
Cash	$1,070,000	$935,000
Accounts receivable, less allowance for doubtful accounts of $43,000 at December 31, 2006, and $52,000 at March 31, 2006	2,239,000	3,220,000
Income taxes refundable	300,000	383,000
Inventories (Note 5)	6,768,000	6,381,000
Prepaid expenses and other assets	292,000	178,000
Deferred income taxes	640,000	666,000

Total current assets	11,309,000	11,763,000

Property and equipment, at cost	6,174,000	6,101,000
Less accumulated depreciation	5,423,000	5,151,000

Net property and equipment	751,000	950,000

Intangible assets, net	1,094,000	972,000
Deferred income taxes	796,000	600,000
Other assets	46,000	71,000

Total assets	$13,996,000	$14,356,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,132,000	$522,000
Accrued expenses	1,260,000	1,435,000

Total current liabilities	2,392,000	1,957,000

Other long-term liabilities	—	4,000

Total liabilities	2,392,000	1,961,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,169,000 and 10,158,000 shares issued and outstanding	13,480,000	13,413,000
Accumulated deficit	(1,876,000)	(1,018,000)

Total shareholders’ equity	11,604,000	12,395,000

Total liabilities and shareholders’ equity	$13,996,000	$14,356,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

Net sales	$4,307,000	$5,907,000
Cost of sales	3,248,000	3,806,000

Gross profit	1,059,000	2,101,000
Costs and expenses:
Selling, general, and administrative	1,421,000	1,558,000
Research and development	396,000	435,000

Total costs and expenses	1,817,000	1,993,000

Operating income (loss)	(758,000)	108,000
Other income	18,000	4,000

Earnings (loss) before income taxes	(740,000)	112,000
Income tax expense (benefit)	(305,000)	73,000

Net earnings (loss)	$(435,000)	$39,000

Basic earnings (loss) per share	$(0.04)	$0.00

Diluted earnings (loss) per share	$(0.04)	$0.00

Weighted shares outstanding:
Basic	10,169,000	10,151,000
Diluted	10,169,000	10,569,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the nine months ended December 31, 2006 and 2005
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Net sales	$14,766,000	$17,177,000
Cost of sales	10,276,000	11,194,000

Gross profit	4,490,000	5,983,000
Costs and expenses:
Selling, general, and administrative	4,805,000	5,101,000
Research and development	1,053,000	1,202,000

Total costs and expenses	5,858,000	6,303,000

Operating loss	(1,368,000)	(320,000)
Other income	57,000	23,000

Loss before income taxes	(1,311,000)	(297,000)
Income tax benefit	(453,000)	(84,000)

Net loss	$(858,000)	$(213,000)

Basic loss per share	$(0.08)	$(0.02)

Diluted loss per share	$(0.08)	$(0.02)

Weighted shares outstanding:
Basic	10,169,000	10,142,000
Diluted	10,169,000	10,142,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2006
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2006	10,158,000	$13,413,000	$(1,018,000)

Stock-based compensation — options	—	27,000

Stock-based compensation — restricted stock	11,000	40,000	—

Net loss	—	—	(858,000)

Balance at December 31, 2006	10,169,000	13,480,000	$(1,876,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the nine months ended December 31, 2006 and 2005
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(858,000)	$(213,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	272,000	311,000
Amortization of intangibles	32,000	29,000
Provision for losses on receivables	(9,000)	1,000
Decrease (increase) in deferred income taxes	(170,000)	152,000
Stock-based compensation	67,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	990,000	542,000
Decrease (increase) in inventories	(387,000)	1,156,000
Decrease (increase) in income taxes refundable	83,000	(402,000)
Decrease (increase) in prepaid expenses and other assets	(89,000)	76,000
Increase (decrease) in accounts payable	617,000	(341,000)
Increase (decrease) in accrued expenses	(175,000)	(228,000)
Increase (decrease) in income taxes payable	—	(200,000)

Net cash provided by operating activities	373,000	883,000
Cash flows from investing activities:
Additions to intangible assets	(154,000)	(104,000)
Capital expenditures	(73,000)	(162,000)

Net cash used in investing activities	(227,000)	(266,000)
Cash flows from financing activities:
Exercise of stock options		28,000
Other long-term liabilities	(11,000)	(2,000)

Net cash (used in) provided by financing activities	(11,000)	26,000

Net increase in cash	135,000	643,000
Cash beginning of period	935,000	177,000

Cash end of period	$1,070,000	$820,000

Supplemental disclosure of cash flow information:
Acquisition of capital assets through capital lease	$—	$14,000
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
In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the nine-month period ended December 31, 2006, are not necessarily indicative of the results expected for the year ended March 31, 2007. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2006, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.
2.	Revenue Recognition
The Company recognizes revenue when title and risk of loss transfers to the customer and the earnings process is complete. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. The Company records all shipping fees billed to customers as revenue, and related costs as cost of goods sold, when incurred.
3.	Major Customers

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Customer A**	43.9%	32.6%	39.7%	35.9%
Customer B	*	13.7%	*	10.1%

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.
4.	Concentration of Credit Risk
At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000 and/or all funds in the interest bearing account. At December 31, 2006, the amount at risk was approximately $1,060,000.

The significant outstanding accounts receivable balances in 2006 were as follows:

	December 31	March 31
Customer A**	44.2%	25.4%
Customer B**	18.7%	*
Customer C	*	21.6%
Customer D	*	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.

**	Indicates national chain customer.
5.	Inventories
Inventories in 2006 are summarized as follows:

	December 31	March 31
Finished goods	$1,888,000	$1,706,000
Work-in-process	1,927,000	1,234,000
Raw materials	2,953,000	3,441,000

	$6,768,000	$6,381,000

6.	Leasing Arrangements
In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. The capital lease obligation of $5,000 is included in accounts payable. Amortization of plant equipment under capital leases is included in depreciation expense.

7.	Earnings (Loss) Per Common Share
Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Basic earnings (loss) per share:
Numerator-net earnings (loss)	$(435,000)	$39,000	$(858,000)	$(213,000)
Denominator-weighted average common shares outstanding	10,169,000	10,151,000	10,169,000	10,142,000

Basic earnings (loss) per share	$(0.04)	$0.00	$(0.08)	$(0.02)

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$(435,000)	$39,000	$(858,000)	$(213,000)
Denominator-weighted average common shares outstanding	10,169,000	10,151,000	10,169,000	10,142,000
Diluted effect of common stock options	—	418,000	—	—

	10,169,000	10,569,000	10,169,000	10,142,000

Diluted earnings (loss) per share	$(0.04)	$0.00	$(0.08)	$(0.02)

Options to purchase 914,000 shares of common stock at prices ranging from $0.50 to $11.50 per share and 987,000 shares of common stock at prices ranging from $0.50 to $12.54 were not included in the computation of diluted earnings per share for the three and nine-month periods ended December 31, 2006 and 2005, respectively, because their effect would have been anti-dilutive.
8.	Income Tax Expense
Based on management’s earnings projections for the fiscal year ended 2007, the Company has forecasted an effective tax rate of 35 percent. The Company has Federal net operating loss carryforwards of $439,000 expiring in 2027 and California net operating loss carryforwards of $3,379,000 of which $606,000 expires in 2007 and the remaining balance expires in 2013. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will be realized and has established a valuation allowance against the California net operating loss carryforwards expiring in 2007.

9.	Geographic Information
The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
United States	$3,774,000	$4,242,000	$11,916,000	$13,898,000
Canada	46,000	47,000	132,000	145,000
Japan	73,000	134,000	267,000	397,000
Europe	82,000	1,424,000	1,943,000	2,549,000
Indonesia	252,000	38,000	270,000	41,000
All other countries	80,000	22,000	238,000	147,000

	$4,307,000	$5,907,000	$14,766,000	$17,177,000

All long-lived assets are located in the United States.
Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 70% of the Company’s sales for the nine-month periods ended December 31, 2006 and 2005, and 65% and 72% of the Company’s sales for the three-month periods ended December 31, 2006 and 2005, respectively.
10.	Stock Option Plan
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the nine-month period ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company will recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine-month period ended December 31, 2006, has been reduced for estimated forfeitures. For the nine-month period ended December 31, 2006, stock-based compensation expense of $67,000 was recorded to selling, general, and administrative expenses. Of the $67,000 in stock-based compensation, $27,000 related to FAS 123R option expense with the remaining $40,000 related to restricted stock issued to directors that vested April 1, 2006. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.
The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 720,000 were available for future grant at December 31, 2006. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service. In fiscal year 2006, 40,000 options were issued with vesting periods less than one year. All options granted to date have ten-year contractual terms from the date of the grant.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the nine months ended December 31, 2006. The following weighted-average assumptions were used in calculating the fair value of stock options granted during the nine months ended December 31, 2005, using the Black-Scholes option valuation model:

Expected life (in years)	8.0
Expected volatility factor	79.0%
Risk free interest rate	4.3%
Dividend yield	0.0
Forfeiture rate	4.0%
A summary of stock option activity as of and for the nine-months ended December 31, 2006, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)
Outstanding at March 31, 2006	945,000	$2.22
Granted	—	—
Exercised	—	—
Forfeited or expired	31,000	3.52

Outstanding at December 31, 2006	914,000	$2.17	4.52

As of December 31, 2006:
Exercisable	887,000	$2.21	4.5
Vested and expected to vest	921,000	$2.24	4.6

The Company granted 25,000 options at $3.45 per share on July 28, 2005, and 15,000 options at $3.35 per share on August 2, 2005. The options were granted at the market price on the day of grant, and fully vested six months subsequent to the grant date. In addition, there were 28,000 options exercised at prices ranging from $.50 to $3.75 in the nine months ended December 31, 2005. No options were granted or exercised during the first nine months of fiscal year 2007.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2006 for the options that were in-the-money at December 31, 2006. As of December 31, 2006, there was approximately $7,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 13 months.
Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosures.” Employee stock-based compensation expense recognized under FAS 123R was not reflected in our results of operations for the nine-month period ended December 31, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of the grant. The pro forma information for the three and nine months ended December 31, 2005, is as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net earnings (loss), as reported	$39,000	$(213,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	32,000	97,000

Pro forma net loss	$7,000	$(310,000)

Earnings (loss) per share:
Basic — as reported	$0.00	$(0.02)
Basic — pro forma	0.00	(0.03)
Diluted — as reported	0.00	(0.02)
Diluted — pro forma	$0.00	$(0.03)
11.	Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates.
12.	Accounting Standards
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
In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Share-Based Payment.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of December 31, 2006, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans and therefore does not anticipate a significant impact to its financial statements upon implementation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
Certain statements in this report, including statements regarding our strategy, financial performance, and revenue sources, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and are subject to the safe harbors created by those sections. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” set forth in this Form 10-Q and similar discussions in filings with the Securities and Exchange Commission made from time to time, including other quarterly reports on Form 10-Q, our Annual Reports on Form 10-K, and in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations, and financial condition.
The following discussion should be read in conjunction with our condensed financial statements and notes thereto.
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles, and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been, and continues to be, significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more difficult market for the Company’s products.
The procedures for reimbursement by Medicare for home oxygen services provide a prospective flat fee monthly payment based solely on the patient’s prescribed oxygen requirement. Beginning January 1, 2006, the reimbursement procedures were modified to provide that title for the equipment being used by a patient transfers to the patient after 36 months. Under this system, inexpensive concentrators have grown in popularity because of low cost and less frequent servicing requirements. At the same time, oxygen conserving devices, such as the Company’s products, have also grown in popularity due to their ability to extend the life of oxygen supplies and reduce service calls by dealers, thereby providing improved mobility for the patient and cost savings for dealers. However, the uncertainties created by the new reimbursement procedures have adversely affected the market for our products by causing many home health care dealers to delay product purchases as they seek to assess the impact of the new procedures and proposed revisions. On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates that will take effect on January 1, 2007. These new rates include a new reimbursement category for transfilling systems like the Company’s TOTAL O2® Delivery System, which may have a positive impact on the market for these types of devices. Nonetheless, continuing concern among home care providers about possible changes in reimbursement requirements is expected to adversely affect demand for the Company’s products.
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 54% and 39% of the Company’s net sales for the three-month periods ended December 31, 2006 and 2005, respectively and 47% and 43% of the Company’s net sales for the nine-month periods ended December 31, 2006 and 2005, respectively. One chain accounted for 44% and 33% of net sales for the three-month periods ended December 31, 2006 and 2005, respectively and 40% and 36% of net sales for the nine-month periods ended December 31, 2006 and 2005, respectively. One international customer accounted for 14% and 10% of net sales during the three-and nine-month periods ended December 31, 2005, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to affect the marketplace for the foreseeable future. To address the competitive and unpredictable nature of the oxygen conserver marketplace, the Company is pursuing the following strategy:
•	Development of additional oxygen conserver with a view to diversifying our product line in order to offer customers a range of oxygen conservation choices
Over the past several years, the Company has introduced several additional models of electronic conservers, pneumatic conservers, and the SAGE Oxygen Therapeutic Device. These products expand the breadth of the Company’s product line and offer additional features to enhance their competitiveness in the marketplace. For example, the SAGE device senses a patient’s movements and automatically adjusts the rate of oxygen delivery in order to reduce the risk of desaturation as activity increases.
•	An effort to expand the Company’s product offering sin order to reduce its dependence upon the oxygen conserver sector.
The company has invested in the development of diagnostic and therapeutic devices for the high-growth sleep disorder market. The first of these products are currently undergoing testing and finalization of product design. While reports to date have been encouraging, the Company cannot predict at this time when it will commercially introduce such products, nor can it estimate the level of success it might achiever in selling products for the sleep market. In addition to the sleep products, the Company is considering other opportunities which might expand the product lines it offers for the home health care market.
•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system.
The Company believes that the changing reimbursement environment should benefit the home fill systems because of the opportunity for significant cost savings presented by such systems. While the TOTAL O2 system was first introduced in 1998, sales were adversely affected by several factors, including home care providers’ reluctance to invest in the higher cost of the TOTAL O2 Delivery system to achieve lower monthly operating costs. Continuing pressure on reimbursement rates and the establishment of a separate reimbursement category for trans-fill systems may represent an emerging opportunity to promote the benefits of the TOTAL O2 system.
•	Continuing efforts to reduce manufacturing costs.
Recognizing the likelihood of continued pricing pressure for supplemental oxygen equipment, the Company is continuing its efforts to reduce its manufacturing costs. These efforts include implementation of internal practices intended to lower such costs, as well as the exploration of opportunities to out-source certain components and processes.
While management believes the current growth strategy should enhance the Company’s competitive position and future operating performance, continuing price pressure on our conservers and concerns about reimbursement changes have depressed operating results for the first nine months of fiscal 2007. In addition, the Company’s increased dependence on a limited number of large customers has increased the volatility of our operating results. Management of the Company will continually monitor these trends and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Part II of this report,
Item 1A – Risk Factors.
Results of Operations
Net sales for the three- and nine-month periods ended December 31, 2006, decreased by $1,600,000 (27.1%) and $2,411,000 (14.0%), respectively, as compared to the same periods in the prior year. The primary reason for the decrease in sales for the three- and nine-month periods ended December 31, 2006, was price reductions on domestic conservers , as well as decreases in TOTAL O2 sales and sales to foreign distributors. Domestic unit sales of conservers and therapeutic devices for the three-month period ended December 31, 2006, were approximately the same as in the comparable period in the prior year, and decreased 3.1% for the nine months ended December 31, 2006, as compared to the same period in the prior year. However, domestic revenues from conserver and therapeutic device sales decreased by 3.3% and 11.0%, respectively, for the three- and nine-month periods ended December 31, 2006 as compared to the comparable periods ended December 31, 2005.. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchasing decisions of a limited number of large customers.

Revenues from TOTAL O2 sales decreased 45.9% and 24.9% for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same periods in the prior year. The Company believes that the January 2, 2006, modification of reimbursement procedures that provides for title of equipment being used by a patient to transfer to the patient after 36 months, and pending proposals to make further changes in reimbursement policies, negatively impacted sales of the TOTAL O2 during the past nine months. The new reimbursement category created by CMS for trans-filling systems that went into effect on January 1, 2007, may have a positive impact on the market for trans-filling systems such as the TOTAL O2 system.
Sales to foreign distributors represented 12.4% and 19.3% of net sales for the three- and nine-month periods ended December 31, 2006, respectively. Foreign sales declined by 68.0% and 13.1% for the three- and nine-month periods as compared to the comparable periods in the previous year. This decrease was driven by a 91.3% and a 26.8% decrease in conserver sales for the three- and nine-month periods ended December 31, 2006, as compared to the same periods in the prior year. Notwithstanding these declines, management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets, and currently expects an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 64.4% to 75.4% and from 65.2% to 69.6% for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same periods in the prior year. The increase in cost of sales as a percentage of net sales was primarily due to the decrease in sales as compared to consistent fixed manufacturing costs, as well as continued downward price pressures in the marketplace and an increase in sales to high volume purchasers that receive discounted rates. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures increased from 26.4% to 33.0% and from 29.7% to 32.5% as a percentage of net sales for the three- and nine-month periods ended December 31, 2006, as compared to the same periods in the prior year. While the Company’s ongoing cost reduction efforts have helped align staffing and operating expenses more closely with current sales expectations and have decreased actual selling, general, and administration expenditures, decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses decreased by $39,000 and $149,000 for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,500,000 in the fiscal year ending March 31, 2007, on projects to enhance and expand the Company’s product line. During fiscal year 2006, the Company spent $1,574,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2006, the Company’s net deferred tax assets related to the California net operating loss carryforwards expiring in 2007 are fully offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future. The Company has Federal net operating loss carryforwards of $439,000 expiring in 2027 and California net operating loss carryforwards of $3,379,000 of which $606,000 expire in 2007 and the remaining balance expires in 2013.
Financial Condition
General
At December 31, 2006, the Company had cash totaling $1,070,000 or 7.8% of total assets, as compared to $935,000 (6.5% of total assets) at March 31, 2006. Net working capital decreased from $9,806,000 at March 31, 2006, to $8,917,000 at December 31, 2006. Net accounts receivable decreased $981,000 during the nine months ended December 31, 2006, due to the decrease in sales and the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories increased $387,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. The Company experienced a significant inventory build up in the latter part of fiscal 2005 to fill certain customer orders and anticipated customer orders of the SAGE device. Certain of these orders did not materialize or were deferred. As of December 31, 2006, the Company has a $760,000 reserve against slow-moving inventories related to the build-up of SAGE inventory.
Liquidity
Historically, the Company has depended primarily upon its cash flow from operations to finance its inventory and operating expenses and to meet its capital requirements. Notwithstanding the Company’s lack of profitability in recent quarters, the Company generated $373,000 of cash from operations in the nine-month period ended December 31, 2006. However, the Company’s cash flow for the three months ended December 31, 2006, was negative. The Company anticipates capital expenditures during the next twelve months to be approximately $460,000. Moreover, the Company’s efforts to expand its product line and enter the sleep disorder market may require significant cash resources for product development, manufacturing, and marketing.
During the next twelve months, the Company intends to seek outside financing arrangements in order to facilitate its ability to fund anticipated capital expenditures, support its development of the sleep products, and enhance its working capital resources. Financing may be obtained through the sale of equity or debt securities, through the establishment of credit arrangements or through some combination of the foregoing. The Company has no established lines of credit or other arrangements in place to obtain working capital, and no assurance can be given regarding if and when other sources of working capital would be available. Moreover, the Company does not have in place any arrangements to raise additional funds through the sale of securities and it is not possible at this time to predict the terms upon which securities might be sold, or if the Company can raise any funds from prospective investors.
The following table aggregates all of the Company’s material contractual obligations as of December 31, 2006:

		Payments Due by Period
Contractual		Less than 1	1 - 3	3-5	After 5
Cash obligations	Total	Year	Years	Years	Years
Operating lease obligations	$697,000	$457,000	$240,000	—	—
Minimum royalty obligations	$2,672,000	$523,000	$1,590,000	$507,000	$52,000
Employee obligations	$360,000	$160,000	$200,000	—	—
Capital lease obligations	$5,000	$5,000	—	—	—
Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments have been provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2006 Annual Report.
Employee obligations consist of an employment agreement (the “Employment Agreement”) with Thomas E. Jones, Chairman of the Board of Directors. The Employment Agreement does not have a specific term and provides for a base salary of $160,000 per year, which is subject to annual review of the Board of Directors. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90-days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan, or if not applicable, a severance benefit equal to 200% of his salary and incentive bonus for the prior fiscal year. In estimating its contractual obligation, the Company has assumed that Mr. Jones will voluntarily retire at the end of the year he turns 65 and that no severance benefit will be payable. This date may not represent the actual date the Company’s payment obligations under the Employment Agreement are extinguished.
The Company does not have any outstanding debt and is not subject to any covenants or contractual restrictions limiting its incurrence of indebtedness. The Company has not adopted any programs that provide for post-employment retirement benefits; however, it has on occasion provided such benefits to individual employees. The Company does not have any off-balance sheet arrangements with any special purpose entities or any other parties, does not enter into any transactions in derivatives, and has no material transactions with any related parties.

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
Revenue recognition – The Company recognizes revenue when title and risk of loss transfers to the customer and the earnings process is complete. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. The Company records all shipping fees billed to customers as revenue, and related costs as cost of goodS sold, when incurred.
Recently Issued Accounting Standards
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
In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Share-Based Payment.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of December 31, 2006, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans and therefore does not anticipate a significant impact to its financial statements upon implementation.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts.
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We operate in a market which is subject to continuing technological change. In order to stay abreast of new technological developments, we must continually improve our products. Moreover, there is significant price pressure on our primary product line, oxygen conservers. As a result, in order to mitigate the price pressure on our conservers, we must introduce innovative new products, and we are seeking to expand our product offerings.
There are a number of significant risks involved with new product introductions. Problems encountered in the design and development of new products or in obtaining regulatory clearances to market the products may impair our ability to introduce any new product on a timely basis. Competitors may leapfrog our development efforts, particularly if our development efforts are delayed.
The commercial success of any new products we do introduce will depend upon the health care community’s perception of such product’s capabilities, clinical efficacy, and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance achieved among home care providers and patients requiring supplementary oxygen. Our prospective customers may be reluctant to try unproven products which we introduce. Our ability to successfully introduce new products in a new market sector such as the sleep disorder market will also be complicated by our lack of experience in this market. Thus, the success of any new products we may introduce is unpredictable and our future results may suffer if we are unable to successfully introduce new products.
Our operating results, profitability and operating margins have been adversely affected by price pressure on our principal products.
During the past several years, there has been significant price pressure on oxygen conservers and therapeutic devices. Thus, though our total unit sales of conservers and therapeutic devices for the first nine months of fiscal 2007 declined by approximately 7% from the same period in fiscal 2006, revenues from the sales of such products declined by 15%. This trend is magnified by the continuing consolidation of the home care industry as national chains typically negotiate for quantity discounts. We expect continuing price pressure on our principal products for the foreseeable future.
We are highly dependent upon a limited number of large customers, which may increase the volatility of our future operating results.
The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 47% and 43% of our sales for the nine-months ended December 31, 2006 and 2005, respectively. One customer accounted for 40% and 36% of net sales for the nine-months ended December 31, 2006 and 2005, respectively. One non-chain customer accounted for 10% of sales for the nine-months ended December 31, 2005. Future sales may be increasingly dependent upon a limited number of customers which increases the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues.
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
Approximately 85% of home health care patients are covered by Medicare and other government programs. Federal law has altered the payment rates available to providers of Medicare services. The Medicare Improvement and Modernization Act of 2003 has resulted in several years of reductions in reimbursement for home oxygen. In February 2006, reimbursement procedures were modified again, with a new requirement that ownership of home oxygen equipment be transferred to the patient after 36 months. New proposals related to reimbursement for home health care are routinely introduced in Congress. On November 1, 2006, the Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates that took effect on January 1, 2007. These new rates include a new reimbursement category for transfilling systems like the Company’s TOTAL O2 delivery system, which may have a positive impact on the market for these types of devices. At the same time the current Federal budget negotiations involve discussions that may reduce the time period that must pass before title to equipment that an oxygen patient is using transfers to the patient. A significant reduction would likely have a negative impact on demand for the Company’s products.
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
We may require outside financing to pursue our growth strategy and the terms of any such financing could adversely affect our current stockholders.
We are currently exploring the possibility of obtaining outside financing to enhance our ability to pursue our business strategy. While no financing arrangement are currently in place, it is possible that the terms of any securities would increase our interest expense and might include negative covenants that would limit our operating flexibility.
If we are unable to stay abreast of continuing technological change, our products may become obsolete, resulting in a decline in sales and profitability.

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
The success of our business is dependent to a significant extent upon our ability to develop, acquire, and protect proprietary technologies related to the delivery of supplementary oxygen. We pursue a policy of protecting our intellectual property rights through a combination of patents, trademarks, license agreements, confidentiality agreements, and protection of trade secrets. To the extent that our products do not receive patent protection, competitors may be able to market substantially similar products, thereby eroding our market share. Moreover, claims that our products infringe upon the intellectual property rights of any third party could impair our ability to sell certain products or could require us to pay a license fee, thereby increasing our costs.
Our profitability would be adversely affected if we incur uninsured losses due to product liability claims.
The nature of our business subjects us to potential legal actions asserting that we are liable for personal injury or property loss due to alleged defects in our products. Although we maintain product liability insurance in an amount which we believe to be customary for our size, there can be no assurance that the insurance will prove sufficient to cover the costs of defense and/or adverse judgments entered against the Company. To date, we have not experienced any significant losses due to product liability claims. However, given the use of our products by infirm patients, there is a continuing risk that such claims will be asserted against us.
Our dependence upon third-party suppliers exposes us to the risk that our ability to deliver products may be adversely affected if the suppliers fail to deliver quality components on a timely basis.
While we perform most of our manufacturing internally, some of our products depend upon components or processes provided by independent companies. We expect to continue to use outside firms for various processes for the foreseeable future. From time to time, we have experienced problems with the reliability of components produced by third-party suppliers. We do not have any long-term supply contracts that are not readily terminable, and we believe there are alternative sources of supply with respect to all the components we acquire from third parties. Nonetheless, any reliability or quality problem encountered with a supplier could disrupt our manufacturing process, thereby delaying our ability to deliver on a timely basis product and potentially harming our reputation with our customers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None.

Item 6. Exhibits

(a) (b)	31.1 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
(c)	32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
(d)	99.1	Press release dated February 7, 2007

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.

(Registrant)

Date 02/08/2007	/s/ Earl L. Yager

Earl L. Yager
President and Chief Executive Officer

Date 02/08/2007	/s/ Tracy A. Kern

Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated February 7, 2007

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.