Form 10-K
period 2007-03-31
CHAD THERAPEUTICS INC
filed 2007-06-29
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-12214
CHAD Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

California	95-3792700
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21622 Plummer Street, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (818) 882-0883
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
     As of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $17,310,000 (based upon the last closing price for shares of the registrant’s common stock as reported by the American Stock Exchange as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were approximately 10,180,000 shares of common stock outstanding as of June 26, 2007.
     Portions of the registrant’s Annual Report to Shareholders for the year ended March 31, 2007, (“Annual Report”) are incorporated into Part II as set forth herein and only such portions of the Annual Report as are specifically incorporated by reference are thereby made a part of this Annual Report on Form 10-K.

PART I
Item 1. Business
     CHAD Therapeutics, Inc., a California corporation (“CHAD” or the “Company”) was organized in August 1982 to develop, produce, and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and has introduced additional respiratory care devices in subsequent years.
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
     The American Lung Association reported that in 2004 there were 11.4 million Americans suffering from COPD. This report also notes that in 2004 the annual cost to the nation for COPD in health care and indirect costs was estimated to be $37.2 billion.
     Although precise data are not available, various individual and institutional sources and reports estimate that there are more than one (1) million home care patients receiving supplementary administration of oxygen. Medicare, which accounts for about 60% of home oxygen providers’ revenues, spent approximately $1.8 billion in 2002 for home oxygen, according to a report by the Centers for Medicare and Medicaid Services Office of Actuary. This represented a 13% increase over the previous year, according to the report.
     Chronic obstructive pulmonary diseases are also prevalent in other countries, particularly in some European nations and the Far East, where the incidence is higher than in the United States. We believe the potential international market for home oxygen is expected to grow to 150% of the U.S. market over the next five to ten years.
     The primary oxygen supply options for home patients are concentrators that concentrate oxygen from the ambient air (85-90%), and reservoirs containing liquid oxygen (10-15%). Cylinders containing compressed gaseous oxygen account for less than one percent (1%).
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
     Currently Medicare provides a prospective flat-fee monthly payment for home oxygen services based solely on the patient’s prescribed oxygen requirement and disregards modality, the type of system in use. In accordance with the federal budget reconciliation bill approved by the Senate in February 2006, title to oxygen equipment transfers to the beneficiary after 36 months. Consequently, with the incentive to operate efficiently, inexpensive concentrators have grown in popularity because of their low cost and less frequent servicing requirements. At the same time, interest in oxygen conserving devices, which can extend the life of oxygen supplies and reduce service calls by providers, has heightened. There is also a separate fixed allowance from Medicare for patients who need to be mobile and therefore require portable oxygen systems.
     In November 2003 Congress enacted the Medicare Improvement and Modernization Act, which had and will continue to impact reimbursement for home oxygen over the next several years. The new legislation will result in continued pressure on home care providers to reduce the cost of providing home oxygen services as it mandated that the monthly fee that home care providers receive will be subject to competitive bidding. This will first be implemented in ten (10) major markets on April 1, 2008. In January of 2007, Medicare implemented a new reimbursement category for transfilling systems, like the Company’s TOTAL O2 Delivery System, which may improve the marketability of these devices.
     While these cost pressures have intensified, mobility has increased in importance as the treatment of pulmonary patients has moved away from hospitals and into home care. Also, the American Lung Association has advised that, to reduce and control symptoms, pulmonary patients should live a healthy lifestyle that includes exercise. Maintaining quality of life and compliance with prescribed exercise programs require that the patient be as mobile as possible, thereby increasing the demand for portable oxygen equipment.
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
     OXYMIZER® and OXYMIZER Pendant Oxygen Conserving Devices. In June 1983 the Company began marketing its first product, the OXYMIZER disposable oxygen conserving device, a unique, patented, disposable device developed to provide up to four-to-one (4:1) savings of oxygen as compared to continuous flow systems when used with any oxygen supply source.
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
     Extensive clinical testing and trials over the past 23 years have repeatedly demonstrated that patients using the OXYMIZER device are able to achieve equivalent blood oxygenation levels while using significantly less oxygen. There have been more than 32 clinical evaluations from institutions worldwide that have confirmed the efficacy and oxygen savings of the OXYMIZER devices.

The greater efficiency provided by these devices over standard oxygen delivery systems also permits home health care patients to achieve greater mobility by enabling them to use smaller portable cylinders or by obtaining two (2) to four (4) times the life from standard sized portable cylinders.
     For home oxygen providers, the disposable OXYMIZER devices afford the cost advantages of oxygen conservation without capital investment in expensive equipment. In addition, the OXYMIZER devices can be utilized to achieve higher flow setting equivalencies for standard oxygen concentrators.
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
     OXYMATIC® Electronic Oxygen Conservers. The Company began marketing the OXYMATIC conserver in March 1986. This product is a small electronic device designed for use with portable oxygen systems. The OXYMATIC conserver electronically senses the optimal moment in the breathing cycle for delivery of oxygen and at that moment releases a very brief pulse of oxygen to the patient. The OXYMATIC conserver concentrates the administration of oxygen during the first one-third (1/3) of the inhalation phase, when oxygen is most efficiently utilized. There have been at least 12 controlled clinical trials and studies of patient groups using the OXYMATIC conserver, all of which have confirmed its efficacy and efficiency.
     In July 2000 the Company introduced the first of the OXYMATIC 400 series of conservers. Additional models were added to this line in January and March of 2001. This new line of conservers was designed to capitalize on the proven reliability and efficiency of the Company’s previous models. In addition, features and options were added to create state-of-the-art conservers that would give home care providers a wide choice of products to service their patients’ individual needs and preferences. These new conservers include a built-in regulator and expanded flow rates that provide average savings of five-to-one (5:1) over continuous flow oxygen systems.
     In November 2001 the Company introduced the SEQUOIA OXYMATIC line of conservers. These conservers utilize the same electronic features as the OXYMATIC 400 series conservers but do not contain a built-in regulator.
     LOTUS Electronic Oxygen Conservers. The Company received clearance from the Food and Drug Administration (FDA) to market the LOTUS Electronic Oxygen Conserver in October 2004 and began shipment of the device in November 2005. The LOTUS weighs less than one (1) pound and is offered with or without a breath-sensing alarm. It also offers additional liter flow settings and an extended battery life of up to four (4) months of normal usage on two (2) AA-size batteries.
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
     The OXYMATIC electronic and CYPRESS pneumatic conservers extend the length of time the contents of the cylinders will last over continuous flow oxygen systems. They provide ambulatory patients with greater mobility and less weight. The Company believes these systems offer a superior alternative to commonly used liquid oxygen systems for mobile patients and are more cost effective for home care providers to supply.
     BONSAI Pneumatic Conservers. In April 2007 the Company announced the new BONSAI pneumatic conserver. The BONSAI conserver incorporates a number of new features, including lightweight design (less than 10 ounces), conserving ratios of up to six-to-one (6:1), eight (8) settings and an adjustable continuous flow feature. The Company received FDA Clearance to market this new device in May 2007 and anticipates commencing shipments in June or July 2007.
     Sales of electronic and pneumatic conservers accounted for approximately 68%, 70%, and 73% of the Company’s sales in 2007, 2006, and 2005, respectively.
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
     TOTAL O2® Delivery System. In January 1998 the Company began marketing the TOTAL O2 Delivery System. This system provides stationary oxygen for patients at home, portable oxygen including an oxygen conserving device for ambulation, and a safe and efficient mechanism for filling portable oxygen cylinders. The TOTAL O2 Delivery System was designed to provide home care providers with a more cost effective means to provide home oxygen services while at the same time providing the patients with a higher quality of service. This can be accomplished as the home care provider will no longer be required to make regular monthly service calls to deliver full portable cylinders, and the patient will no longer be dependent on the provider for those deliveries to obtain full cylinders.
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
     Sales of the TOTAL O2 system accounted for approximately 9.4%, 10.7%, and 9.6% of the Company’s sales in 2007, 2006, and 2005, respectively.
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
Research and Development
     For the year ended March 31, 2007, 2006 and 2005, the Company expended approximately $1,466,000, $1,574,000, and $1,473,000 respectively, on research and development and has expended approximately $12,132,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend increasing amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $1,754,000 on several projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.
Licensing and Related Agreements
     The Company has entered into license agreements (the “Inventor’s License Agreements”) with Brian L. Tiep, M.D., Robert E. Phillips, and Ben A. Otsap, the inventors of the OXYMIZER device (the “Inventors”), with respect to that device and each of the additional oxygen conserving devices developed by them.
     Pursuant to the Inventor’s License Agreements, the Inventors granted to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such devices. Through September 2003, the Inventor’s License Agreements provided that the Company pay royalties to the Inventors on the net proceeds of sales of the device covered by the agreement at the rate of six percent (6%) on amounts up to ten (10) million dollars and three percent (3%) on amounts of ten (10) million dollars or more. As of September 2003, no further royalty payments are due. The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to manufacture or sale of each device covered by any such agreement. Each Inventor’s License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent is issued, for 17 years.
     The Company has also entered into a license agreement (the “Carleton License Agreement”) with the Life Support Division of Carleton (formerly Litton Life Support) for the TOTAL O2 Delivery System. Pursuant to the Carleton License Agreement, the Licensors granted to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such device in the health care market. The Carleton License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of seven percent (7%) and requires minimum annual royalties of $100,000, $300,000, and $500,000 in 1999, 2000, and subsequent years, respectively. The Carleton License Agreement continues until the expiration of the last to expire of any patent covering the related device or until the Company ceases use of the licensed technology. The Licensors may terminate the Carleton License Agreement at an earlier date if the Company is in arrears for 30 days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.
     The Company has also entered into a license agreement (the “Phillips and Otsap License Agreement”) with Robert E. Phillips and Ben A. Otsap for the SAGE Oxygen Therapeutic Device. Pursuant to the Phillips and Otsap License Agreement, the Licensor grants to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell such devices in the health care market. The Phillips and Otsap License Agreement provides that the Company pay royalties to the Licensor on the net proceeds of sales of the device covered by the agreement at the rate of three percent (3%) for unit sales up to 1,499 units, four percent (4%) for unit sales from 1,500 to 1,999 units per month, five percent (5%) for unit sales from 2,000 to 2,499 units per month and six percent (6%) for unit sales of 2,500 or more per month. The agreement also requires minimum annual royalties of $15,000 in the first year after FDA clearance is received to market the product and $30,000 per annum thereafter. The Phillips and Otsap License Agreement continues until the expiration of the last to expire of any patent covering the related devise or until the Company ceases use of the licensed technology. The Licensors may terminate the Phillips and Otsap License Agreement at an earlier date if the Company is in arrears for six (6) days on any royalty payment or if the Company defaults in performing any other material obligation of the agreement and fails to cure such default within 30 days.
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
     Production of the OXYMATIC 300 series, 2400, and 400 series conservers, the LOTUS, the CYPRESS and BONSAI pneumatic conservers, and the SAGE Oxygen Therapeutic Device are being handled internally with only a portion of the electronic assembly for electronic conservers being subcontracted outside the Company. The Company is currently subcontracting with two (2) electronic assembly facilities and believes that other facilities would be available in the event of an interruption of supply from the existing facilities.
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
     Home care providers have reportedly increased their revenues by assembling small portable systems incorporating the Company’s OXYMATIC electronic conserver or CYPRESS pneumatic conserver as a vehicle to attract new and additional patients to their business. The Company believes these lightweight, long-lasting, portable systems have both high professional and patient acceptance that allows the supplier promoting these products to attract new and additional customers.
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
     While the home respiratory care provider remains the primary focus of the Company’s marketing efforts, this focus has been augmented by a major effort to increase professional awareness. Promotional programs target respiratory care physicians, nurses, and therapists.
     The Company markets its products directly to home oxygen suppliers throughout the U.S. The Company currently has a Senior Vice President of Sales & Marketing, two (2) Regional Vice Presidents of Sales, a manager of sales administration, an art and media manager, and four (4) in-house sales and customer service representatives who are in regular and frequent proactive telephone sales contact with customers and potential customers. In addition, the Company has a field sales force of direct sales representatives and independent manufacturer’s sales representatives to handle direct selling to customers. This field sales force is currently comprised of five (5) direct sales representatives and 15 manufacturer’s sales representatives with coverage throughout the United States. The Company also utilizes direct mail, trade show attendance, trade advertising, and a web site to promote the benefits of its products to home care providers. Additionally, the Company actively seeks to increase professional awareness of its products through professional advertising and participation in professional meetings.

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
     The Company has entered into exclusive distributorship agreements in Germany, Japan, and several other countries. The Company also has non-exclusive distributors in many other countries.
     Sales outside of the United States subject the Company to certain risks, including those involving political and economic factors, interruption of shipments of products, currency fluctuations and devaluations, and governmental restrictions and regulations.
Customers, Backlog and Orders
     The Company presently has an active list of over 4,000 providers and hospital customers. Based upon information developed from various lists the Company believes that there are approximately 7,000 to 8,000 home oxygen providers and 3,000 general hospitals in the United States that are potential customers or customer sources for the Company. Of these 7,000 to 8,000 home care providers, approximately 48% are represented by three (3) major national chain accounts. One (1) national chain customer accounted for 41%, 36%, and 36% of net sales during 2007, 2006, and 2005, respectively, and one (1) other chain accounted for 11% of sales in 2005. One non-chain customer accounted for 11% of sales in 2006.
Financial Information Relating to Foreign and
Domestic Operations and Export Sales
(in 000’s)

	2007	2006	2005

Sales
United States	$15,795	$17,996	$22,912
Canada	174	193	306
Japan	346	506	405
Europe	2,054	3,337	418
Indonesia	271	42	20
All other countries	341	280	226

Total	$18,981	$22,354	$24,287
     All identifiable assets are located in the United States.
     At March 31, 2007, the Company had no backlog of orders for any of its products. The Company presently endeavors to maintain sufficient inventory to ship all of its products immediately upon receipt of orders. The Company believes that maintaining such levels of inventory is necessary to meet the requirements of its customers.

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
     There are several other types of portable oxygen systems which compete with the Company’s OXYMATIC conservers but do not utilize oxygen conserving devices. Aluminum and steel oxygen cylinders with continuous flow regulators are utilized by some oxygen suppliers as portable systems. Although they do provide users with some portability, their size and bulk limit their use by patients who need or want to be truly ambulatory. The most commonly used of these cylinders is approximately three (3) feet high, weighs over 20 pounds, and provides an average patient with less than five (5) hours of oxygen. These systems are enjoying some level of success due to their lower unit-price advantage. The OXYMATIC electronic and CYPRESS pneumatic conservers allow the use of smaller, lighter cylinders and thus provide greater mobility.
     Until the availability of portable systems utilizing the OXYMATIC conservers and the previously cited changes in Medicare oxygen reimbursement, liquid oxygen was the modality of choice for truly mobile users. Portable liquid oxygen systems that weigh 3.4 to 10 (ten) pounds, provide an average patient with six (6) to eight (8) hours of oxygen, compared to the smallest portable system which weighs 4.5 pounds and provides an average patient with 7.3 hours of oxygen. These systems are more costly than systems utilizing the OXYMATIC conservers and require frequent and expensive (often weekly) deliveries of bulk liquid oxygen to the patient’s home. In addition, the patient must remain within range of the base unit for refilling, unlike with the systems utilizing the OXYMATIC conservers with which a patient can take as many cylinders as needed to provide the amount of time necessary to be away from the base unit.
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
Governmental Regulation
     The commercialization of the conservers and trans-fill devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the FDA, which has authority to regulate the marketing, manufacturing, labeling, packaging, and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local, and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three (3) classifications of medical devices: Class I, Class II, and Class III. With respect to all three (3) classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage, or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.
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
     The Company has registered with the Bureau of Medical Devices of the FDA as a Medical Device Establishment and with the Department of Health Services of the State of California as a Medical Device Manufacturer. In addition, the Company has developed procedures to comply with FDA standards concerning good manufacturing practices, record keeping, and reporting and is ISO 13485 certified.
     The Company has been granted permission by the FDA to market the OXYMIZER and the OXYMIZER Pendant as Class I devices. Permission has been granted to market the OXYMATIC, the CYPRESS OXYPneumatic, the BONSAI pneumatic, the LOTUS Electronic Oxygen conserver, the OXYCOIL, the TOTAL O2 Delivery System, and the SAGE Oxygen Therapeutic Device as Class II devices.
Employees
     As of June 21, 2007, CHAD had 106 full-time employees and four (4) part-time employees with 63 of the Company’s employees engaged in manufacturing and the remaining engaged in marketing, sales, administration, and management. None of the Company’s employees is represented by unions, and the Company believes its employee relations are satisfactory.
Item 1A. Risk Factors.
     Our future operating results are subject to a number of material risks and contingencies. Forward-looking statements in this report reflect the Company’s current views and expectations. However, such forward-looking statements are subject to the risks and uncertainties described herein which may cause future operating results to differ materially from currently anticipated results.
     Our future results depend upon our ability to successfully introduce new products.
     We operate in a market which is subject to continuing technological change. In order to stay abreast of new technological developments, we must continually improve our products. Moreover, there is significant price pressure on our primary product line, oxygen conservers. As a result, in order to mitigate the price pressure on our conservers, we must introduce innovative new products and we intend to expand our product offerings.
     There are a number of significant risks involved with new product introductions. Problems encountered in the design and development of new products or in obtaining regulatory clearances to market the products may impair our ability to introduce any new product in a timely manner. Competitors may leapfrog our development efforts, particularly if our development efforts are delayed.
     The commercial success of any new products we do introduce will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance achieved among home care providers and patients requiring supplementary oxygen. Our prospective customers may be reluctant to try unproven products which we introduce. Our ability to successfully introduce new products in a new market sector such as the sleep disorder market will also be complicated by our lack of experience and our lack of an established reputation in this market. Thus, the success of any new products we may introduce is unpredictable and our future results may suffer if we are unable to successfully introduce new products.
     Our operating results, profitability and operating margins have been adversely affected by price pressure on our principal products.
     During the past several years, there has been significant price pressure on oxygen conservers and therapeutic devices. Thus, though our unit sales of conservers and therapeutic devices in fiscal 2007 showed a 10.1% decline, revenues from the sales of such products declined by 16.9%. This trend is magnified by the continuing consolidation of the home care industry as national chains typically negotiate for quantity discounts. We expect continuing price pressure on our principal products for the foreseeable future.
     We are highly dependent upon a limited number of large customers, which may increase the volatility of our future operating results.
     The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 49% of our sales for the year ended March 31, 2007, up from 43% in the prior year. One customer accounted for 43%, 36% and 36% for the years ended March 31, 2007, 2006, and 2005, respectively. A second customer accounted for 11% of sales for the year ended March 31, 2005. One non-chain customer accounted for 11% of sales for the year ended March 31, 2006. Future sales may be increasingly dependent upon a limited number of customers which increase the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues.
     We are dependent upon a single product line, which increases our vulnerability to adverse developments affecting the market for supplementary oxygen.
     Although we market a range of products, all of our current products are designed for patients requiring supplemental oxygen. Unlike some of our competitors, we are not a diversified provider of home health care products. As a result, our future performance is dependent upon developments affecting this narrow segment of the health care market. Adverse regulatory or economic developments affecting the market for supplemental oxygen will have a significant impact on our performance.
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
     As a result, we expect changes in reimbursement policies to continue to exert downward pressure on the average selling price of our products. Moreover, the uncertainty resulting from constant change in reimbursement policies has had a deleterious effect upon our market, causing many home care providers to delay or cut back their product purchase plans as they seek to evaluate the impact of the new policies.
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
     While we perform most of our manufacturing internally, some of our products depend upon components or processes provided by independent companies. We expect to continue to use outside firms for various processes for the foreseeable future. From time to time, we have experienced problems with the reliability of components produced by third party suppliers. We do not have any long-term supply contracts that are not readily terminable, and we believe there are alternative sources of supply with respect to all the components we acquire from third parties. Nonetheless, any reliability or quality problem encountered with a supplier could disrupt our manufacturing process, thereby delaying our ability to deliver timely product and potentially harming our reputation with our customers.
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California, and consist of approximately 55,500 square feet, at a monthly rental fee of $36,000 pursuant to a lease expiring in June 2008. Management believes this facility should adequately handle the Company’s needs for the foreseeable future. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures. An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d —15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.
     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during our fourth (4th) fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
Item 9B. Other Information.
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Directors in Class I and Class II have supplied the following information pertaining to their age and principal occupation or employment during the past five (5) years:

Name	Age	Position	Director Since

Class I
Philip T. Wolfstein (1) (2) (3)	56	Director	1994
James M. Brophy (1) (2) (3)	57	Director	2000
Kathleen M. Griggs (1) (3) (4)	52	Director	2003

Class II
Thomas E. Jones	63	Chairman and Director	1997
John C. Boyd (2) (3)	74	Director	1986
Earl L. Yager	61	Chief Executive Officer, President and Director	1988

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
     James M. Brophy has been a director of the Company since September 2000. Mr. Brophy is currently a healthcare executive and consultant. From 2003 to 2005, he served as the Senior Vice President of Truman Medical Centers. In 2001 and 2002, Mr. Brophy was the President of Missouri Baptist Medical Center. In 2000, Mr. Brophy was the Deputy Executive Director of Truman Medical Centers. From 1992 to 1999, Mr. Brophy was President of Saint Luke’s Northland and Saint Luke’s Hospitals. Mr. Brophy has served in the health care field as a senior executive and administrator since 1974. Mr. Brophy is currently a Fellow of the American College of Healthcare Executives and is a past member of the Board of Directors of HealthNet, Premier Alliance Insurance Company, and the Illinois Hospital Association.
     Kathleen M. Griggs has served as a director of the Company since September 2003. As of June 2007, Ms. Griggs is Chief Financial Officer of j2 Global Communications, Inc. From October 2004 until May 2007, Ms. Griggs was a financial consultant. She served as the Executive Vice President and Chief Financial Officer of SonicWALL, Inc., a publicly held Internet security system manufacturer from July 2003 to October 2004. Ms. Griggs served as Executive Vice President and Chief Financial Officer of QAD Inc., a publicly held provider of enterprise resource planning software, from March of 2000 to July of 2003. From 1999 to 2000, Ms. Griggs served as the Chief Financial Officer of Adept Technology, a publicly held automation software and hardware manufacturer in San Jose, California. From 1997 to

1999, she served as CFO for Borland Software Corporation, a publicly held software company. Prior to that, she was employed in several positions in accounting and financial management. Ms. Griggs has served as the Chief Financial Officer of publicly held companies for a total of eight (8) years and the Corporate Governance Committee has determined she has the expertise to serve as Chairman of the Audit Committee. Ms. Griggs received a Bachelor of Science degree in Business Administration from the University of Redlands and a Master of Business Administration degree from the University of Southern California in Los Angeles.
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
Board Meetings
     During the fiscal year ended March 31, 2007, the Board of Directors met 10 times, in person or via teleconference. Each director attended at least 75% of the meetings of the Board of Directors and the Board committees upon which such director served.
Independence of Directors
     The Company is required by the rules of the American Stock Exchange (“Amex”) to maintain a majority of independent directors. Our Board of Directors has determined that, in order to be considered independent, an outside director must meet the criteria for “independent directors” set forth in Section 121 of the Amex Company Guide and must not have any direct or indirect material relationship with the Company which could reasonably be expected to impair the director’s exercise of disinterested judgment on behalf of the Company and its shareholders. The Board has reviewed all relationships between the Company and members of its Board of Directors and has concluded that all the directors are independent except for Mr. Jones and Mr. Yager who are Company employees.

Board Committees
The Board of Directors has three standing committees: an Audit Committee, Compensation Committee and Corporate Governance Committee. All of the committees are composed solely of independent directors. Current committee membership is as follows:

Audit Committee	Compensation Committee	Corporate Governance Committee
Kathleen F. Griggs*	Philip T. Wolfstein*	James M. Brophy*
James M. Brophy	John C. Boyd	John C. Boyd
Philip T. Wolfstein	James M. Brophy	Kathleen F. Griggs Philip T. Wolfstein

*	Indicates Committee Chair
Audit Committee
The Audit Committee is composed of directors who meet the independence requirements of Section 121 of the Amex Company Guide as well as the independence and qualification requirements set forth in Rule 10A-3 promulgated under the Securities Exchange Act of 1934. The Board has determined that Ms. Griggs, the Committee Chair, is a financial expert based upon, among other things, her substantial experience acting as the principal financial officer for several public companies.
The Audit Committee is responsible for overseeing the integrity of the Company’s financial statements, financial reporting process, internal controls and compliance with legal and regulatory requirements. The Audit Committee has sole responsibility for the appointment, compensation and oversight of any public accounting firm engaged by the Company for the purpose of auditing the Company’s financial statements. The Audit Committee must pre-approve all audit and non-audit services to be provided by the Company’s auditors. The Audit Committee has established procedures for the receipt, retention and resolution of complaints received on an anonymous basis. The Audit Committee met five (5) times during the fiscal year ended March 31, 2007. The Audit Committee’s report related to the Company’s annual financial statements for the fiscal year ended March 31, 2007 is set forth beginning on page 31 of this Annual Report on Form 10-K. The Audit Committee’s charter is available on the Company’s website at http://chadtherapeutics.com.
Compensation Committee
The Compensation Committee is responsible for developing and implementing compensation arrangements for the Company’s senior executives in support of the overall objectives of the Company. In this regard, the Compensation Committee annually establishes corporate goals and objectives relevant to compensation for senior executive officers and evaluates the performance of such officers in light of such goals and objectives. The Compensation Committee determines all aspects of the compensation of the Company’s Chief Executive Officer. The Compensation Committee is also responsible for approving all incentive compensation and equity-based compensation plans and approves all equity grants under such plans. The Compensation Committee also reviews and makes recommendations to the Board with respect to employee benefit programs, retirement benefits, severance agreements and policies related to perquisites for Company officers. The Compensation Committee reviews and approves the Company’s Compensation Discussion and Analysis, which may be found beginning on page 24 of this Annual Report on Form 10-K. The Compensation Committee met five (5) times during the fiscal year ended March 31, 2007. The Compensation Committee’s charter is available on the Company’s website at http://chadtherapeutics.com.

Compensation Committee Interlocks and Insider Participation
John C. Boyd, James M. Brophy and Philip T. Wolfstein are the only persons who served as members of the Compensation Committee during the fiscal year ended March 31, 2007. There were no Compensation Committee interlocks or insider participation in the Compensation Committee during the past year.
Corporate Governance Committee
The Corporate Governance Committee is responsible for developing policies related to the composition, structure and operation of the Board of Directors in order to enhance the effectiveness of the Board. The Corporate Governance Committee leads the search for qualified directors and recommends the nomination of candidates for election to the Board. The Corporate Governance Committee also periodically reviews and makes recommendations with respect to the size of the Board, the frequency of Board meetings, the Board’s committee structure, compensation of directors and other matters pertaining to the operations of the Board. The Corporate Governance Committee oversees planning for CEO and senior management succession. The Corporate Governance Committee met four (4) times during the fiscal year ended March 31, 2007. The charter of the Corporate Governance Committee is available on the Company’s website at http://chadtherapeutics.com.
The Corporate Governance Committee has not established any specific minimum qualifications for Board nominees. In general, the Corporate Governance Committee seeks candidates who are committed to serving the long term interests of the shareholders and who bring to the Board good business judgment, personal integrity, maturity and a diversity of experience and perspectives. The Corporate Governance Committee will consider candidates recommended by shareholders, current directors and others. All candidates will be subjected to the same evaluation by the Corporate Governance Committee. Shareholders wishing to recommend a candidate should submit the name of the candidate and a description of the candidate’s background and relevant experience to James M. Brophy, Chair, Corporate Governance Committee, Chad Therapeutics, Inc., 21622 Plummer Street, Chatsworth CA 91311.
Stockholder Communications with the Board
Stockholders who wish to communicate directly with the Board of Directors or any individual director may do so by sending a letter addressed to the Board of Directors or one or more individual directors to the following address:
Board of Directors
Chad Therapeutics, Inc.
21622 Plummer Street
Chatsworth, California 91311.
All such letters will be transmitted by the Company’s corporate Secretary to the named addressees or, if no individual is named, to the Chairman of the Board of Directors. The Secretary may, in consultation with legal counsel, determine not to forward communications which are obscene, irrelevant to the business of the Company or which advocate improper or illegal conduct.

Director Compensation

Change in pension
value and
nonqualified
				Non-equity	deferred
	Fees earned or paid			incentive plan	compensation	All other
Name	in cash ($)	Stock awards ($)	Option awards ($)	compensation ($)	earnings	compensation ($)	Total ($)
John C. Boyd		None	None	None	None	None
James M. Brophy		None	None	None	None	None
Kathleen M. Griggs		None	None	None	None	None
Philip T. Wolfstein		None	None	None	None	None
     Each non-employee director is entitled to receive reimbursement for certain expenses and a fee of $1,000 for each Board meeting attended and $100 for each committee meeting attended unless the committee meeting occurs on the same day as the Board meeting, in which event, each non-employee director receives only the fee for attending a Board meeting. In addition, each non-employee director receives a quarterly retainer in the amount of $7,500, and the Audit Committee chairman receives a quarterly retainer in the amount of $8,250. Directors who are also employees do not receive separate compensation for services as directors.
Section 16 Beneficial Ownership Reporting Compliance
     Under the Federal securities laws, the Company’s directors, its executive officers and any persons holding more than ten (10) percent of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the Securities and Exchange Commission on Form 3, for an initial report of securities ownership, and on Forms 4 or 5, for reports of changes in security ownership. Such directors, executive officers and ten (10) percent shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file by these dates during the most recent fiscal year or prior fiscal years. Based on the written representations of its directors and executive officers and its ten (10) percent shareholders and copies of the reports that they have furnished to the Company, the Company believes that the Company’s directors and executive officers and ten (10) percent shareholders timely filed all reports required under Section 16(a) in fiscal 2007.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our employees (including our principal executive officer, chief financial officer and controller). A copy of our Code of Business Conduct and Ethics can be found under the “Investor Relations” section of our website at http://www.chadtherapeutics.com. The information on our website is not incorporated by reference in this Form 10-K. We may post amendments to, or waivers of, the provisions of the Code of Business Conduct and Ethics, if any, made with respect to any of our directors and executive officers on that website.

Executive Officers
The executive officers of the Company are:

Name	Age	Position

Thomas E. Jones	63	Chairman
Earl L. Yager	61	President and Chief Executive Officer
Tracy A. Kern	39	Chief Financial Officer
Alfonso Del Toro	49	Vice President, Manufacturing
Erika Laskey	41	Senior Vice President, Sales and Marketing
Kevin McCulloh	46	Senior Vice President, Engineering and Product Development
Paula O’Connor	54	Secretary
Samuel Patton	46	Vice President, Quality Assurance and Regulatory Affairs
Oscar J. Sanchez	65	Vice President, Business Development
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
     Tracy A. Kern was appointed Chief Financial Officer in April 2004. Ms. Kern was the Cost Accounting Manager for the Company from January 2003 to March 2004. From 1997 to 2002, Ms. Kern was employed by KPMG LLP, where she held a number of positions leading up to the position of Audit Manager. Ms. Kern is a certified public accountant.
     Erika Laskey was appointed Senior Vice President, Sales and Marketing of the Company in October 2006. Ms. Laskey was Vice President, Sales and Marketing of the Company from April 2002 until October 2006. Ms. Laskey was Director of Sales and Marketing from January 2001 to March 2002. From 1992 to 2000, Ms. Laskey was employed by Mallinckrodt, Inc. (formerly Nellcor Puritan-Bennett) where she held a number of sales positions leading up to the position of Global Account Business Manager.
     Kevin McCulloh was appointed Senior Vice President, Engineering and Product Development of the Company in October 2006. Mr. McCulloh was Vice President, Engineering of the Company from March 2000 until October 2006. Mr. McCulloh was Engineering Manager from March 1999 to February 2000, and was Manufacturing Engineer from July 1998, when he joined the Company, to March 1999. From 1982 to 1998, Mr. McCulloh was employed by Litton Life Support where he had broad-based experience in product design and development leading up to the position of Senior Design Engineer.
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
     Oscar J. Sanchez was appointed Vice President, Business Development of the Company in March 2000. Mr. Sanchez served as the Company’s Vice President of Engineering and Development from September 1996 to February 2000, Vice President of Manufacturing from April 1993 to August 1996, and Manufacturing Manager from April 1983 to April 1993. Prior to these assignments with the Company, Mr. Sanchez occupied various positions of responsibility in Engineering and Management both inside and outside the U.S., most recently as Director of Manufacturing for Riker Laboratories in Mexico City. Mr.

Sanchez has been an active member of the Society of Manufacturing Engineers for 20 years where he served two (2) terms as elected Chairman of the Los Angeles Chapter.
     For the biographies of Messrs. Jones and Yager, see Directors.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
     The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (the “Named Executive Officers”). The Compensation Committee of our Board of Directors is responsible for determining all aspects of the compensation of our Chief Executive Officer (“CEO”). In addition, the Compensation Committee approves performance objectives for our other Named Executive Officers and makes recommendations to the Board regarding the base salary of such Named Executive Officers. The Compensation Committee approves all grants of equity awards to our Named Executive Officers. The Compensation Committee consults with the CEO and the Chairman on all matters of executive compensation. Generally, proposals on executive compensation originate with the CEO and Chairman and are presented to the Compensation Committee for their consideration. The CEO and the Chairman attend most Compensation Committee meetings; however, they are not present when the Compensation Committee considers their individual compensation.
Compensation Objectives
     Our principal compensation objectives are to:
•	Attract and retain well-qualified executives

•	Create a performance-oriented environment

•	Strengthen the identification of executive officers with shareholder interests

•	Reward long-term commitment.
     We are a small medical device manufacturer operating in a sector of the health care market which is challenged by continuing uncertainty regarding government reimbursement policies. Our industry has also been challenged by continuing price pressure on oxygen conservers and related products. As such, our prospects depend heavily upon the ability of our management team to devise and implement a strategy which enables us to remain competitive and cope with the current environment for home oxygen products. We pride ourselves on a history of introducing innovative products and we believe that we must continue to innovate and expand our product offerings in order to remain competitive. We are much smaller than some of our key competitors and we are unable to offer some of the prospects for advancement available at large, diversified companies. Most of our personnel are based in the Los Angeles metropolitan area which has a high cost of living.
     In light of these factors, we believe that, in order to attract, motivate and retain qualified individuals, we must offer (i) base salaries which are not less than the median for comparable companies, (ii) significant opportunities for annual bonuses based on individual and company performance and (iii) an equity stake in our future. We focus on executives who are interested in working for a smaller company with significant growth potential. We also believe that, as a small company with extensive personal interaction among the executives, our compensation policies should foster team work and long term commitment to common goals. Therefore, our compensation policies are intended to reward long term commitment, while offering current compensation which is not materially below the levels of current compensation available for comparable positions at comparable companies.

Base Salary
     Executive officer base salaries are based on job responsibilities and individual contributions, with reference to base salary levels at comparable companies. The Compensation Committee reviews the Report on Executive Compensation in the Medical Equipment and Supply Industry published by Top Five Data Services (the “Top Five Report”). The Top Five Report provides data on the executive compensation at 300 U.S. publicly traded companies in the medical equipment and supply industry. The Compensation Committee generally seeks to fix executive salaries at or near the mid-point for positions of comparable responsibility in companies of comparable size as reported in the Top Five Report. The Compensation Committee also considers information regarding competitive salaries and cost of living changes in Southern California.
     In establishing base salaries for 2007, the Compensation Committee accepted the recommendation of the CEO that his salary, as well as that of the Chairman and one other Named Executive Officer, not be increased in view of the Company’s declining sales and net loss in the prior fiscal year. The Compensation Committee did approve (i) a 17% increase in the salary of our Senior Vice President for Sales and Marketing and (ii) a 5% increase in the salary of our Senior Vice President of Engineering and Product Development. These increases were implemented in connection with promotions granted to the two individuals and also reflected the heightened responsibilities imposed on each of these officers to complete the successful development and commercialization of innovative new products. In addition, the Compensation Committee took into account information about competitive salaries for comparable positions in Southern California.
Incentive Bonus Plan
     We maintain an incentive bonus plan with fixed performance standards. The performance standards are approved annually by the Compensation Committee and are intended to reward the achievement of goals that are expected to enhance shareholder value. The performance standards are intended to combine both Company-wide objectives and individual goals, with more weight given to Company-wide objectives. Bonuses are payable yearly, based upon the extent to which the specified performance standards have been met. Achievement of 100% of the specified performance standards would entitle the Named Executive Officer to a cash bonus equal to 30% of his or her base salary. The performance standards consist of
•	Sales objective	30%

•	Pre-tax earnings objective	40%

•	Individual performance goals	30%.
The individual performance goals of the Chief Executive Officer are based upon specific targets for shareholder value, achievement of specialized sales and market goals, and product development. No incentive bonus was awarded to the Chief Executive Officer for fiscal 2007. The Senior Vice President, Engineering and Product Development received a bonus of $21,000 for achievement of individual performance goals related to design and development milestones for new products. In addition, the incentive bonus for the Senior Vice President, Sales and Marketing is calculated solely on the basis of achievement of specified, tiered sales goals. She received a bonus of $35,120 for fiscal 2007. No other Named Executive Officer received an incentive bonus in fiscal 2007.

Equity-Based Compensation
     We view equity-based compensation as a mechanism for (i) aligning management interests with our shareholders, (ii) incentivizing behavior that is expected to increase shareholder value and (iii) rewarding long term commitment to the Company and its goals. We believe that all Named Executive Officers and other key employees should have a significant equity stake in the Company. Generally speaking, we do not view equity grants as a method of rewarding immediate past performance. However, the Compensation Committee will consider the Company’s recent overall performance in evaluating the extent to which equity grants should be approved. The Compensation Committee may utilize equity-based compensation to reward employees who demonstrate long term loyalty by remaining with the Company through difficult times. The Compensation Committee will also take into account the extent of a Named Executive Officer’s equity holdings in the Company, the exercise price and vesting dates of outstanding grants previously made to the Named Executive Officer and the period of time elapsed since the last equity award to the Named Executive Officer. The Compensation Committee does not utilize any fixed formula in determining the amount of equity-based compensation to award the Named Executive Officers.
     Equity-based compensation is made pursuant to our 2004 Equity Incentive Plan (the “Plan”). The Plan authorizes the use of stock options, restricted stock and other equity instruments as incentive compensation for our employees. For many years, we relied primarily upon stock option grants as the equity component of our compensation programs. In more recent years, we have utilized restricted stock grants, in large part because of changes in the accounting for stock options.
     All grants under the Plan must be approved by the Compensation Committee. Such approvals are obtained at meetings of the Compensation Committee. Generally speaking, such approvals are obtained at regularly scheduled meetings of the Compensation Committee, although the Compensation Committee may, on occasion, hold a special meeting to consider a proposed equity award. Equity grants are not timed to be made before the release of favorable news about the Company or after the release of unfavorable news about the Company. The exercise price for options granted under the Plan is the closing price of our stock on the American Stock Exchange on the date that the Compensation Committee meets to approve the grant, provided that, if the approval precedes an individual’s commencement of employment with the Company, then the exercise price is the closing price of our stock on the grantee’s start date. No other dates are used in determining the exercise price of stock options.
     Stock options and restricted stock awards are subject to vesting requirements. Our practice has been to schedule vesting over a two to five year period, thereby incentivizing the grantees to remain with the Company. We may in the future make vesting subject to the achievement of specific milestones.
     In fiscal 2007, none of our Named Executive Officers received any equity-based compensation. In deciding not to make any equity grants, the Compensation Committee took into account management’s recommendations to defer new equity grants, the Company’s operating performance and the amount of equity held by the Named Executive Officers. For example, Earl Yager, the CEO, owns shares and options aggregating approximately 2% of our fully diluted shares.

Compensation Committee Report
     The Compensation Committee, comprised solely of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on the review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
     Compensation Committee
Philip T. Wolfstein, Chair
John C. Boyd
James M. Brophy
Summary Compensation Table
For Fiscal Year Ended March 31, 2007

							Change in pension
							value and
							nonqualified
Name and						Non-equity	deferred	All other
principal		Salary	Bonus	Stock	Option	incentive plan	compensation	compensation
position	Year	($)	(1)($)	awards ($)	awards ($)	compensation ($)	earnings ($)	(2) ($)	Total ($)

Thomas E. Jones, Chairman	2007	160,000	-0-	-0-	-0-	-0-	-0-	7,500	167,500

Earl L. Yager, President and Chief Executive Officer	2007	240,000	-0-	-0-	-0-	-0-	-0-	7,500	247,500

Tracy A. Kern, Chief Financial Officer	2007	112,200	-0-	-0-	-0-	-0-	-0-	6,405	118,605

Erika Laskey, Sr. Vice President, Sales and Marketing	2007	198,600	35,120	-0-	-0-	-0-	-0-	7,158	240,878

Kevin McCulloh, Sr. Vice President Engineering and Product Development	2007	155,550	21,000	-0-	-0-	-0-	-0-	7,057	183,607

(1)	Annual bonus amounts are earned and accrued during the fiscal years indicated and paid within 30 days subsequent to the end of the fiscal year indicated.

(2)	These amounts consist of contributions by the Company in 2007 to the CHAD Therapeutics, Inc. Employee Savings and Retirement Plan.

Grants of Plan Based Awards
for the Year Ended March 31, 2007

									All other	Exercise
								All other	option	or base
								stock awards:	awards: # of	price of
		Estimated future payouts under			Estimated future payments under			Number of	securities	option
	Grant	non-equity incentive plan awards			equity incentive plan awards			shares of stock	underlying	award
Name	date	Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)	or units (#)	options (#)	($/Shares)

Thomas E. Jones	None
Earl L. Yager	None
Tracy A. Kern	None
Erika Laskey	None
Kevin McCulloh	None
Outstanding Equity Awards
at March 31, 2007

	Option Awards
				Equity incentive
				plan awards:
				number of
	Number of			securities
	securities underlying	Option	Option	underlying
	unexercised options (#)	exercise	expiration	unexercised	Stock
Name	Exercisable\Unexercisable	price ($)	date	unearned options (#)	Awards

Thomas E. Jones	27,779\-0-	1.50	01/29/2009
	50,000\-0-	1.00	09/14/2009
	50,000\-0-	1.00	09/14/2010

Earl L. Yager	8,107/-0-	1.50	01/29/2009
	30,000/-0-	1.00	09/14/2009
	50,000/-0-	1.00	09/14/2010

Tracy A. Kern	8,000/2,000	2.19	01/01/2013
	15,000/-0-	3.45	07/28/2015

Erika Laskey	10,000/-0-	.50	01/05/2011
	5,000/-0-	3.14	10/22/2011
	10,000/-0-	3.80	03/05/2012
	12,000/3,000	2.74	12/02/2012

Kevin McCulloh	10,000/-0-	1.75	12/01/2008
	6,000/-0-	1.00	09/13/2009
	5,000/-0-	2.00	03/21/2010
	20,000/-0-	1.00	09/14/2010

Options Exercises and Stock Vested

	Option awards		Stock awards
	Number of shares	Value	Number of shares	Value
	acquired on	realized on	acquired on	realized on
Name	exercise (#)	exercise ($)	vesting (#)	vesting ($)

Thomas E. Jones	-0-	-0-	-0-	-0-
Earl L. Yager	-0-	-0-	-0-	-0-
Tracy A. Kern	-0-	-0-	-0-	-0-
Erika Laskey	-0-	-0-	-0-	-0-
Kevin McCulloh	-0-	-0-	-0-	-0-
     The Company does not provide pension benefits or non-qualified deferred compensation.
Equity Compensation Plan Information
     The following table provides information as of March 31, 2007, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans [Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants,	Options, Warrants,	Reflected in
Plan Category	and Rights	and Rights	Column (a)]

	(a)	(b)	(c)

1994 Stock Option Plan	874,000	$2.05	-0-

2004 Equity Compensation Plan	30,000	$3.40	720,000

Total	904,000		720,000

Employment Agreement
     Effective April 1, 1998, the Company and Thomas E. Jones entered into an employment agreement, which was amended on January 1, 2003, pursuant to which the Company employs Mr. Jones as Chairman of the Board of Directors (the “Employment Agreement”). The Employment Agreement, as amended, provides a base salary of $160,000 per year, which amount is subject to annual review by the Board of Directors. In addition, Mr. Jones is eligible to receive a bonus in an amount to be determined by the Board of Directors. Mr. Jones is entitled to participate in all stock option, severance and benefit plans adopted by the Company. The Employment Agreement does not have a specific term. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90-days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan (the “Severance Plan”) or, if such Severance Plan is not applicable, a severance benefit equal to 200% of his salary and incentive bonus for the prior fiscal year. A description of the Severance Plan is set forth below.

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
Compliance with Internal Revenue Code Section 162(m)
     Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to the Company’s executive officers for the 2005 fiscal year did not exceed the $1 million limit per officer, there was no non-performance-based compensation paid to the Company’s executive officers for the 2006 fiscal year, and the Committee does not anticipate that any non-performance-based compensation payable in cash to the executive officers for the 2007 fiscal year will exceed that limit. Accordingly, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company’s executive officers but will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level. The Company’s Stock Option Plan has been structured so that any compensation deemed paid by the Company in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation on deductibility.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
     The following table sets forth as of May 30, 2007, the ownership of the Common Shares by those persons known by the Company to own beneficially five percent (5%) or more of such shares, by each director who owns any such shares, and by all officers and directors of the Company as a group:

Name and Address (1)	Amount (2)	Percent Owned

Thomas E. Jones	339,450	3.3%
Earl L. Yager	287,990	2.8%
John C. Boyd	162,481	1.6%
Philip T. Wolfstein	156,142	1.5%
James M. Brophy	53,859	0.5%
Kathleen M. Griggs	27,405	0.3%
All Officers & Directors as a group (11 people)	1,352,178	13.3%
Kevin Kimberlin (3)	836,560	8.2%
Palo Alto Investors (4)	511,681	5.0%

(1)	The address of each director is 21622 Plummer Street, Chatsworth, CA 91311.

(2)	Includes shares subject to options which are currently exercisable or which become exercisable within sixty (60) days: Thomas E. Jones — 127,779 shares, John C. Boyd — 39,310 shares, Philip T. Wolfstein — 39,310 shares, James M. Brophy — 43,454 shares, Kathleen M. Griggs — 15,000 shares, Earl L. Yager — 88,107 shares, all Officers and Directors as a group — 558,210 shares.

(3)	Mr. Kimberlin’s address is c/o Spencer Trask, 535 Madison Avenue, New York, NY 10022.

(4)	Palo Alto Investors’ address is 470 University Avenue, Palo Alto, CA 94301.
Item 13. Certain Relationships and Related Transactions and Director Independence.
     There are no relationships or related transactions requiring disclosure under Item 404 of Regulation S-K. For information on director independence see Item 10. Directors, Executive Officers and Corporate Governance.
Item 14. Principal Accountant Fees and Services.
Accountant Fees and Services
During the fiscal years ended March 31, 2007 and 2006, KPMG LLP and Rose, Snyder & Jacobs provided various audit, audit-related and non-audit services to us as follows:

	Rose, Snyder and Jacobs		KPMG
Fee Category	Fiscal 2007 fees	Fiscal 2006 fees	Fiscal 2007 fees	Fiscal 2006 fees

Audit Fees (1)	$14,400	-0-	$166,100	$154,000
Audit Related Fees (2)	-0-	-0-	-0-	-0-
Tax Fees (3)	-0-	-0-	$26,905	$21,500

Total Feels	$14,400	-0-	$193,005	$175,500

(1)	Aggregate fees billed for professional services rendered for the audit of our 2007 and 2006 fiscal year annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for the 2007 and 2006 fiscal years.

(2)	Aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are not reported under “Audit Fees” above.

(3)	Aggregate fees billed for tax compliance and tax planning.
     Our Audit Committee has considered whether provision of the above services other than audit services is compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Rose, Snyder, and Jacobs’ or KPMG LLP’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one (1) year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
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
     Management has the primary responsibility for preparation of the Company’s financial reports, the Company’s financial reporting systems, and its internal controls. The Audit Committee is not intended to supersede in any respect management’s responsibilities in this regard. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed such financial statements with management and with the Company’s independent accountants. The Audit Committee has also discussed with the independent accountants their evaluation of the Company’s financial reporting systems and internal controls, their plan of audit for fiscal 2007, the application of new accounting principles to the Company’s financial statements, and other matters required to be communicated to the Committee by the independent accountants pursuant to standards established by the American Institute of Certified Public Accountants. The Audit Committee has received from the independent accountants a letter addressing matters which might bear on the independence of the accountants as required by Independence Standards Board Standard No. 1. The Audit Committee has discussed independence issues with the accountants and has reviewed their fees and scope of services rendered to the Company. The Audit Committee has discussed the performance of the independent accountants with the Company’s management.
     In reliance on the foregoing, the Audit Committee has recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

Submitted by the Audit Committee of the Board of Directors,
Kathleen M. Griggs, Chairman
James M. Brophy
Philip T. Wolfstein

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) (1) Financial Statements.
Included in Part II of this Report:
Reports of Independent Registered Public Accounting Firms
Balance Sheets — March 31, 2007 and 2006
Statements of Operations — Years ended March 31, 2007, 2006, and 2005.
Statements of Shareholders’ Equity — Years ended March 31, 2007, 2006, and 2005.
Statements of Cash Flows — Years ended March 31, 2007, 2006, and 2005.
Notes to Financial Statements.
(a) (2) Financial Statement Schedules.
See Notes to Financial Statements.
(3) Exhibits.
3.1 Articles of Incorporation of the Registrant, as amended (5)
3.2 Bylaws of the Registrant, as amended (1)
10.5 Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D., and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.) (1)
10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil). (3)
10.23 Summary plan description for CHAD Therapeutics, Inc. Employee Savings and Retirement Plan (4)
10.24 1994 Stock Option Plan (6)
10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California (6)
10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Carleton Life Support Division of Litton Industries, Inc. (7)
10.27 2004 Equity Incentive Plan (12)
13.1 Annual Report to Shareholders for the year ended March 31, 2007
23.1 Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2007

23.2 Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2006
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class I device (1)
99.2 Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class I device(2)
99.3 Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class II device (3)
99.4 Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class II device(3)
99.5 Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class II device (7)
99.6 Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class II device (8)
99.7 Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as Class II devices (8)
99.8 Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders (9)
99.9 Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver (10)
99.10 Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device (11)
99.11 Letter from the FDA authorizing the Company to market the LOTUS Electronic Oxygen Conserver (13)
99.12 Letter from the FDA authorizing the Company to market the Bonsai Pneumatic Conserver

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

(2)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1984.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

(4)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(12)	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 29th day of June, 2007.

CHAD THERAPEUTICS, INC.
By	/s/ Earl L. Yager
Earl L. Yager, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jones Thomas E. Jones	Chairman of the Board of Directors	June 29, 2007

/s/ Earl L. Yager Earl L. Yager	Chief Executive Officer, President, and Director (Principal Executive Officer)	June 29, 2007

/s/ Tracy A. Kern Tracy A. Kern	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

/s/ Kathleen M. Griggs Kathleen M. Griggs	Director	June 29, 2007

/s/ John C. Boyd John C. Boyd	Director	June 29, 2007

/s/ Philip T. Wolfstein Philip T. Wolfstein	Director	June 29, 2007

/s/ James M. Brophy James M. Brophy	Director	June 29, 2007

Exhibit Index

Exhibit No.	Document

13.1	Annual Report to Shareholders for the year ended March 31, 2007

23.1	Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2007

23.2	Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2006

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.12	Letter from the FDA authorizing the Company to market the BONSAI Pneumatic Conserver