Form 10-Q
period 2007-06-30
CHAD THERAPEUTICS INC
filed 2007-08-14
CIK 713492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarterly Period Ended: June 30, 2007
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
Yes ☐      No ☑
As of June 30,2007, the registrant had 10,180,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
June 30, 2007 and March 31, 2007
(Unaudited)

	June 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash	$261,000	$375,000
Accounts receivable, less allowance for doubtful accounts of $37,000 at June 30, 2007, and $38,000 at March 31, 2007	1,482,000	2,376,000
Income taxes refundable	290,000	291,000
Inventories (Note 5)	5,870,000	6,557,000
Prepaid expenses and other assets	290,000	321,000

Total current assets	8,193,000	9,920,000

Property and equipment, at cost	6,206,000	6,186,000
Less accumulated depreciation	5,578,000	5,501,000

Net property and equipment	628,000	685,000

Intangible assets, net	1,073,000	1,107,000
Other assets	35,000	36,000

Total assets	$9,929,000	$11,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,000	$1,282,000
Accrued expenses	1,390,000	1,372,000

Total current liabilities	2,121,000	2,654,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,180,000 and 10,158,000 shares issued and outstanding	13,530,000	13,526,000
Accumulated deficit	(5,722,000)	(4,432,000)

Total shareholders’ equity	7,808,000	9,094,000

Total liabilities and shareholders’ equity	$9,929,000	$11,748,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$3,973,000	$5,476,000
Cost of sales	3,178,000	3,662,000

Gross profit	795,000	1,814,000
Costs and expenses:
Selling, general, and administrative	1,549,000	1,702,000
Research and development	462,000	335,000

Total costs and expenses	2,011,000	2,037,000

Operating loss	(1,216,000)	(223,000)
Interest (income) expense	22,000	(14,000)
Other (income) expense	48,000	(9,000)

Loss before income taxes	(1,286,000)	(200,000)
Income tax expense (benefit)	4,000	(84,000)

Net loss	$(1,290,000)	$(116,000)

Basic loss per share	$(0.13)	$(0.01)

Diluted loss per share	$(0.13)	$(0.01)

Weighted shares outstanding:
Basic	10,180,000	10,169,000
Diluted	10,180,000	10,169,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2007
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2007	10,180,000	$13,526,000	$(4,432,000)

Stock-based compensation — options	—	4,000	—

Net loss	—	—	(1,290,000)

Balance at June 30, 2007	10,180,000	13,530,000	$(5,722,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the three months ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,290,000)	$(116,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	77,000	98,000
Amortization of intangibles	59,000	11,000
Provision for losses on receivables	(1,000)	—
Decrease (increase) in deferred income taxes	—	(9,000)
Stock-based compensation	4,000	20,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	895,000	36,000
Decrease (increase) in inventories	687,000	124,000
Decrease (increase) in income taxes refundable	1,000	93,000
Decrease (increase) in prepaid expenses and other assets	32,000	35,000
Increase (decrease) in accounts payable	(551,000)	487,000
Increase (decrease) in accrued expenses	18,000	118,000

Net cash (used in) provided by operating activities	(69,000)	897,000
Cash flows from investing activities:
Additions to intangible assets	(25,000)	(77,000)
Capital expenditures	(20,000)	(49,000)

Net cash (used in) provided by investing activities	(45,000)	(126,000)
Cash flows from financing activities:
Other long-term liabilities	—	(2,000)

Net cash (used in) provided by financing activities	—	(2,000)

Net increase in cash	(114,000)	769,000
Cash beginning of period	375,000	935,000

Cash end of period	$261,000	$1,704,000

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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three-month period ended June 30, 2007, are not necessarily indicative of the results expected for the year ended March 31, 2008. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2007, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

2.	Revenue Recognition

Revenue from product sales is recognized upon shipment of merchandise when title and risk of loss transfers to the customer and the earnings process is complete. Products are shipped FOB shipping point and title to the products transfers to the purchaser upon shipment. Under a sales-type lease agreement, revenue is recognized at the time of the shipment with interest income recognized over the life of the lease. Shipping charges billed to customers are included in net sales. Allowances for customer returns have not been established, as historically customer return experience has been minor. Costs paid to shipping companies are recorded as a cost of sales.

3.	Major Customers

	Three Months Ended
	June 30,
	2007	2006
Customer A**	47.7%	36.6%
Customer B	*	12.8%

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per account, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one account over $100,000 and/or all funds in the interest bearing account. At June 30, 2007, the amount at risk was approximately $247,000.

The significant outstanding accounts receivable balances in 2007 were as follows:

	June 30	March 31
Customer A**	33.8%	41.0%
Customer B**	14.4%	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.

**	Indicates national chain customer.
5.	Inventories

Inventories in 2007 are summarized as follows:

	June 30	March 31
Finished goods	$1,475,000	$1,841,000
Work-in-process	2,006,000	2,240,000
Raw materials	2,389,000	2,476,000

	$5,870,000	$6,557,000

6.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. The capital lease obligation of $2,000 is included in accounts payable. Amortization of plant equipment under capital leases is included in depreciation expense.

7.	Earnings (Loss) Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	Three Months Ended
	June 30,
	2007	2006
Basic earnings (loss) per share:
Numerator-net earnings (loss)	$(1,290,000)	$(116,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000

Basic earnings (loss) per share	$(0.13)	$(0.01)

Diluted earnings (loss) per share:
Numerator-net earnings (loss)	$(1,290,000)	$(116,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000
Diluted effect of common stock options	—	—

	10,180,000	10,169,000

Options to purchase 902,000 shares of common stock at prices ranging from $0.50 to $7.62 per share and 941,000 shares of common stock at prices ranging from $0.50 to $11.50 were not included in the computation of diluted earnings per share for the three-month periods ended June 30, 2007 and 2006, respectively, because their effect would have been anti-dilutive.
8.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2008, the Company has forecasted an effective tax rate of 35 percent. The Company has Federal net operating loss carryforwards of $1,459,000 expiring in 2027 and California net operating loss carryforwards of $3,442,000 expiring in 2013. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2007, the Company’s deferred tax assets are fully offset by a valuation allowance.

9.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended
	June 30,
	2007	2006
United States	$3,579,000	$4,354,000
Canada	35,000	54,000
Japan	58,000	126,000
Europe	143,000	854,000
All other countries	158,000	88,000

	$3,973,000	$5,476,000

All long-lived assets are located in the United States.
Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 70% of the Company’s sales for the three-month periods ended June 30, 2007 and 2006, respectively.
10.	Stock Option Plan
On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month periods ended June 30, 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company will recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended June 30, 2007, has been reduced for estimated forfeitures. For the three-month periods ended June 30, 2007 and 2006, stock-based compensation expense of $4,000 and $10,000 respectively , was recorded to selling, general, and administrative expenses, all of which was due to FAS 123R option expense. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.
The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 720,000 were available for future grant at June 30, 2007. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service.
The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months ended June 30, 2007 and 2006, respectively. A summary of stock option activity as of and for the three-months ended June 30, 2007, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)

Outstanding at March 31, 2007	904,000	$2.09
Granted	—	—
Exercised	—	—
Forfeited or expired	2,000	4.25

Outstanding at June 30, 2007	902,000	$2.09	3.8

As of June 30, 2007:
Exercisable	890,000	$2.13	3.8
Vested and expected to vest	900,000	$2.13	3.8

No options were granted or exercised during the first three months of fiscal year 2007 or 2006.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 30, 2007 for the options that were in-the-money June 30, 2007. As of June 30, 2007, there was approximately $10,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 9 months.

11.	Commitments

The Company is currently leasing its administrative and plant facilities and certain office equipment under noncancelable operating leases that expire through June 2008.

The Company has minimum annual royalty requirements pursuant to the terms of license agreements related to certain products in the amount of $515,000. License agreements with minimum annual royalty requirements are in place through fiscal year 2016.

Employee obligations consist of an employment agreement (the “Employment Agreement”) with Thomas E. Jones, Chairman of the Board of Directors. The Employment Agreement does not have a specific term and provides for a base salary of $160,000 per year, which is subject to annual review by the Board of Directors. The Employment Agreement may be terminated at any time by the Company, with or without cause, and may be terminated by Mr. Jones upon 90 days’ notice. If Mr. Jones resigns or is terminated for cause (as defined in the Employment Agreement), he is entitled to receive only his base salary and accrued vacation through the effective date of his resignation or termination. If Mr. Jones is terminated without cause, he is entitled to receive a severance benefit in accordance with the Company’s Severance and Change of Control Plan, or if not applicable, a severance benefit equal to 200% of his salary and incentive bonus for the prior fiscal year. In estimating its contractual obligation, the Company has assumed that Mr. Jones will voluntarily retire at the end of the year he turns 65 and that no severance benefit will be payable. This date may not represent the actual date the Company’s payment obligations under the Employment Agreement are extinguished.
In March 2007, the Company entered into a one-year factoring arrangement that provided for the sale of up to $1,500,000 of the Company’s accounts receivable. Assignments under the agreement incurred interest at the bank’s prime rate plus two percent (2%) to three percent (3%) depending on the total accounts receivable balance. The Company had a minimum monthly interest payment of $6,000 beginning April 2007. The Company voluntarily terminated the factoring agreement on July 30, 2007.
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement.
The Company is involved in certain legal actions from the ordinary course of business. The Company believes the ultimate outcome of the legal actions will not have a material adverse impact on the Company’s financial statements as a whole.
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

In June 2006, the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The EITF provides guidance on the proper presentation of tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and requires disclosure of the Company’s accounting policy decision. The consensus becomes effective for periods beginning after December 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of June 30, 2007, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

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
On January 1, 2007, rates that include a new reimbursement category for transfilling systems like the Company’s TOTAL O2® Delivery System became effective. These new rates may ultimately have a positive impact on the market for these types of devices. However, in 2003 Congress enacted the Medicare Improvement and Modernization Act, which mandates that the monthly fees that homecare providers receive for servicing oxygen patients will be subject to competitive bidding. The process is scheduled to be implemented in ten major markets in August 2007. Continuing concern among home care providers about the potential impact of these changes in reimbursement may affect demand for the Company’s products.
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 56% and 43% of the Company’s net sales for the three-month periods ended June 30, 2007 and 2006, respectively. One chain accounted for 48% and 37% of net sales for the three-month periods ended June 30, 2007 and 2006, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to affect the marketplace for the foreseeable future. To address the competitive and unpredictable nature of the oxygen conserver marketplace, the Company is pursuing the following strategy:
•	Development of additional oxygen conserver with a view to diversifying our product line in order to offer customers a range of oxygen conservation choices.
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
•	An effort to expand the Company’s product offerings in order to reduce its dependence upon the oxygen conserver sector.
The Company has invested in the development of diagnostic and therapeutic devices for the high-growth sleep disorder market. The first of these products are currently undergoing testing and finalization of product design. While reports to date have been encouraging, the Company cannot predict at this time when it will commercially introduce such products, nor can it estimate the level of success it might achieve in selling products for the sleep market. In addition to the sleep products, the Company is considering other opportunities that might expand the product lines it offers for the home health care market.
•	A continued promotional and educational campaign with respect to the benefits of the TOTAL O2 system.
The Company believes that the changing reimbursement environment should benefit the home fill systems because of the opportunity for significant cost savings presented by such systems. While the TOTAL O2 system was first introduced in 1998, sales were adversely affected by several factors, including home care providers’ reluctance to invest in the higher cost of the TOTAL O2 system to achieve lower monthly operating costs. Continuing pressure on reimbursement rates and the establishment of a separate reimbursement category for trans-fill systems may represent an emerging opportunity to promote the benefits of the TOTAL O2 system.
•	Continuing efforts to reduce manufacturing costs.
Recognizing the likelihood of continued pricing pressure for supplemental oxygen equipment, the Company is continuing its efforts to reduce its manufacturing costs. These efforts include implementation of internal practices intended to lower such costs, as well as the exploration of opportunities to out-source certain components and processes.
While management believes the current growth strategy should enhance the Company’s competitive position and future operating performance, continuing price pressure on our conservers and concerns about reimbursement changes have depressed operating results for the first three months of fiscal 2008. In addition, the Company’s increased dependence on a limited number of large customers has increased the volatility of our operating results. Management of the Company will continually monitor these trends and will attempt to remain flexible in order to adjust to possible future changes in the market for respiratory care devices. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Part II of this report, Item 1A – Risk Factors.
Results of Operations
Net sales for the three-month period ended June 30, 2007, decreased by $1,501,000 (27.4%) as compared to the same period in the prior year. The primary reason for the decrease in sales for the three-month period ended June 30, 2007, was price reductions on domestic conservers, as well as decreases in TOTAL O2 sales and sales to foreign distributors. Domestic unit sales of conservers and therapeutic devices for the three-month period ended June 30, 2007, decreased 4.7% as compared to the same period in the prior year. However, domestic revenues from conserver and therapeutic device sales decreased by 8.8% for the three-month period ended June 30, 2007 as compared to prior year. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchasing decisions of a limited number of large customers.

Revenues from TOTAL O2 sales decreased 51.4% for the three-month period ended June 30, 2007, as compared to the same period in the prior year. The new reimbursement category created by CMS for trans-filling systems that went into effect on January 1, 2007, may have a positive impact on the market for trans-filling systems such as the TOTAL O2 system. However, ongoing concerns regarding potential additional changes to reimbursement procedures continue to negatively impact sales of the Total O2 System.
Sales to foreign distributors represented 9.9% and 20.5% of net sales for the three-month periods ended June 30, 2007 and 2006, respectively. Foreign sales declined by 64.9% for the three- month period as compared to the same period in the previous year. This decrease was driven by an 84.1% decrease in conserver sales for the three-month period ended June 30, 2007, as compared to the same period in the prior year. Notwithstanding these declines, management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets, and currently expects an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 66.9% to 80.0% for the three-month period ended June 30, 2007, respectively, as compared to the same period in the prior year. The increase in cost of sales as a percentage of net sales was primarily due to the decrease in sales as compared to consistent fixed manufacturing costs, as well as continued downward price pressures in the marketplace and an increase in sales to high volume purchasers that receive discounted rates. We currently expect downward price pressure for the foreseeable future.
Selling, general, and administrative expenditures increased from 31.1% to 39.0% as a percentage of net sales for the three-month period ended June 30, 2007, as compared to the same period in the prior year. While the Company’s ongoing cost reduction efforts have decreased actual selling, general, and administration expenditures, decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses increased by $126,000 for the three-month period ended June 30, 2007, as compared to the same period in the prior year. Currently management expects research and development expenditures to total approximately $1,754,000 in the fiscal year ending March 31, 2008, on projects to enhance and expand the Company’s product line. During fiscal year 2007, the Company spent $1,466,000 on research and development.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has Federal net operating loss carryforwards of $1,459,000 expiring in 2027 and California net operating loss carryforwards of $3,442,000 expiring in 2013. At June 30, 2007, the Company has fully reserved against all of its Federal and State net operating loss carryforwards. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

Financial Condition
General
At June 30, 2007, the Company had cash totaling $261,000 or 2.6% of total assets, as compared to $375,000 (3.2% of total assets) at March 31, 2007. Net working capital decreased from $7,266,000 at March 31, 2007, to $6,072,000 at June 30, 2007. Net accounts receivable decreased $894,000 during the three months ended June 30, 2007, due to the decrease in sales, factoring of a portion of the Company’s accounts receivable balance, and the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $687,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. The Company experienced a significant inventory build up in the latter part of fiscal 2005 to fill certain customer orders and anticipated customer orders of the SAGE device. Certain of these orders did not materialize or were deferred. As of June 30, 2007, the Company has a $769,000 reserve against slow-moving inventories related to the build-up of SAGE inventory.
Liquidity and Capital Resources
Historically, the Company has depended primarily upon its cash flow from operations to finance its inventory and operating expenses and to meet its capital requirements. However, recent operating trends have required the Company to seek outside financing in order to enhance its cash resources. The Company’s cash flow for the three months ended June 30, 2007, was negative and the Company cannot predict when it will generate a positive cash flow from operations. The Company anticipates capital expenditures during the next twelve months to be approximately $100,000. Moreover, the Company’s efforts to expand its product line and enter the sleep disorder market may require significant cash resources for product development, manufacturing, and marketing.
In March 2007, the Company entered into a one-year factoring arrangement that provided for the sale of up to $1,500,000 of the Company’s accounts receivable. Assignments under the agreement incurred interest at the bank’s prime rate plus two percent (2%) to three percent (3%) depending on the total accounts receivable balance. The Company had a minimum monthly interest payment of $6,000 beginning April 2007. The Company voluntarily terminated the factoring agreement on July 30, 2007.
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement.

At the Investor’s option, the Convertible Note may be converted into shares of the Company’s common stock any time during the term of the note at a conversion price of $1.18. In addition, warrants to purchase up to 976,744 shares of the Company’s common stock were issued to the Investor with an exercise price of $1.24 per share. The Investor was granted registration rights with respect to the shares underlying the warrants. The warrants include a lock-up feature for a period of 12 months after any warrants are exercised.
The following table aggregates all of the Company’s material contractual obligations as of June 30, 2007:

	Payments Due by Period
Contractual		Less than 1	1 – 3	3-5	After 5
Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$467,000	$462,000	$5,000	—	—
Minimum royalty obligations	$2,039,000	$530,000	$1,382,000	$90,000	$37,000
Employee obligations	$320,000	$160,000	$160,000	—	—
Capital lease obligations	$2,000	$2,000	—	—	—
Factoring Agreement	$54,000	$54,000	—	—	—
Operating lease commitments consist primarily of a real property lease for the Company’s corporate office, as well as minor equipment leases. Payments for these lease commitments have been provided for by cash flows generated from operations. Please see Note 8 to the financial statements in the 2007 Annual Report.
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
In June 2006, the Financial Accounting Standards Board ratified EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” The EITF provides guidance on the proper presentation of tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and requires disclosure of the Company’s accounting policy decision. The consensus becomes effective for periods beginning after December 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.
In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.
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
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of June 30, 2007, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts.
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
During the past several years, there has been significant price pressure on oxygen conservers and therapeutic devices. Thus, though our total domestic unit sales of conservers and therapeutic devices for the first three months of fiscal 2008 declined by approximately 5% from the same period in fiscal 2007, revenues from the sales of such products declined by 9%. This trend is magnified by the continuing consolidation of the home care industry as national chains typically negotiate for quantity discounts. We expect continuing price pressure on our principal products for the foreseeable future.
We are highly dependent upon a limited number of large customers, which may increase the volatility of our future operating results.
The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 56% and 43% of our sales for the three-months ended June 30, 2007 and 2006, respectively. One customer accounted for 48% and 37% of net sales for the three-months ended June 30, 2007 and 2006, respectively. Future sales may be increasingly dependent upon a limited number of customers which increases the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues. In addition, our future sales to another national chain may be adversely affected by that chain’s decision to add a second source for certain products where we had been the sole supplier.
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
Our dependence on outside financing to pursue our growth strategy could adversely affect our operating results and the future price of our stock.
We recently entered into a financing arrangement with an outside investor (the “Investor”) to enhance our ability to pursue our business strategy. Under this financing arrangement, we will incur interest expense ranging from 1.5% to 2.5% above prime on outstanding amounts due to the Investor. Such interest expense will reduce our net income (or increase our net loss.) The financing arrangements include a Convertible Note that may be converted at the option of the Investor into shares of our common stock at $1.18 per share. In addition, we issued warrants to purchase nearly one million shares of our common stock at $1.24 per share in connection with this financing. The Investor has been granted registration rights with respect to the shares issuable pursuant to the Convertible Note and the warrants. The potential issuance of a substantial number of our shares at $1.18 and $1.24 could depress the future price of our stock and may be dilutive to certain of our shareholders. Although management believes these financing arrangements are adequate to meet the Company’s current needs, we may need to raise additional funds in the future. Should it become necessary however, there can be no assurance that additional financing will be available on favorable terms or at all.
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
Item 5. Other Information
None.

Item 6. Exhibits
10.5 Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D., and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.) (1)
10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil). (2)
10.23 Summary plan description for CHAD Therapeutics, Inc. Employee Savings and Retirement Plan (3)
10.24 1994 Stock Option Plan (4)
10.25 Lease on real property at 21622 Plummer Street, Chatsworth, California (4)
10.26 TOTAL O2 Delivery System License Agreement, as amended, with the Carleton Life Support Division of Litton Industries, Inc. (5)
10.27 2004 Equity Incentive Plan (6)
10.28 Security Agreement dated July 30, 2007 (7)
10.29 Registration Rights Agreement dated July 30, 2007 (7)
10.30 Secured Convertible Term Note dated July 30, 2007 (7)
10.31 Secured Revolving Note dated July 30, 2007 (7)
10.32 Warrant dated July 30, 2007 (7)
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO
31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
32* Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1 Press release dated August 13, 2007
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

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

(2)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

(6)	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 3, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.
(Registrant)
Date 08/14/2007	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 08/14/2007	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated August 13, 2007

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.