Form 10-K/A
period 2007-03-31
CHAD THERAPEUTICS INC
filed 2007-09-14
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number 1-12214
CHAD Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

California	95-3792700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21622 Plummer Street, Chatsworth, CA (Address of principal executive offices)	91311 (Zip Code)
Registrant’s telephone number, including area code: (818) 882-0883
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.01 par value	American Stock Exchange
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
EXPLANATORY NOTE
     We are amending our Annual Report on Form 10-K/A (the “Amendment”) for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 29, 2007. The purpose of this Amendment is to provide the disclosure required by Part II, Item 5 on Form 10-K. Except as discussed above, we have not modified or updated disclosures presented in the original Annual Report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is quoted on the American Stock Exchange under the symbol “CTU.” The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

Quarter Ended	High	Low
June 30, 2005	3.87	3.62
September 30, 2005	3.81	3.71
December 31, 2005	3.60	3.36
March 31, 2006	2.90	2.50
June 30, 2006	3.05	2.41
September 30, 2006	2.85	1.46
December 31, 2006	3.06	1.86
March 31, 2007	2.42	1.42
As of June 12, 2007, there were approximately 217 shareholders of record and approximately 2,000 beneficial owners of the Company’s common stock.
Dividend Policy
The Company has historically retained all earnings to provide funds for the operation and expansion of the business. Any determination to pay cash dividends on the common stock in the future will be that the sole discretion of our Board of Directors.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of March 31, 2007, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities
remaining available
for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise outstanding	exercise price of	[excluding
	options, warranty and	outstanding options,	securities reflected
	rights	warrants and rights	in column (a)]
Plan Category	(a)	(b)	(c)
Plan Approved by Security Holders
1994 Stock Option Plan	874,000	$2.05	-0-
2004 Equity Compensation Plan	30,000	$3.40	720,000
Plans Not Approved by Security Holders	-0-	-0-	-0-

Total	904,000		720,000

Stock Performance Graph
The following graph compares or cumulative shareholder return on the common stock (no dividends have been paid thereon) with the cumulative total return of the Hemscott Index and the Surgical and Medical Instruments Index, from April 1, 2002 through March 31, 2007. The comparison assumes an investment of $100 on April 1, 2002 in the Company’s common stock and in each of the foregoing indices.
The historical stock market performance of the common stock shown below is not necessarily indicative of future stock performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
CHAD THERAPEUTICS, INC., HEMSCOTT INDEX, AND SIC CODE
INDEXS
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.
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
     None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Directors in Class I and Class II have supplied the following information pertaining to their age and principal occupation or employment during the past five (5) years:

Name	Age	Position	Director Since
Class I
Philip T. Wolfstein (1) (2) (3)	56	Director	1994
James M. Brophy (1) (2) (3)	57	Director	2000
Kathleen M. Griggs (1) (3) (4)	52	Director	2003

Class II
Thomas E. Jones	63	Chairman and Director	1997
John C. Boyd (2) (3)	74	Director	1986
Earl L. Yager	61	Chief Executive	1988
		Officer, President
		and Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Corporate Governance Committee

(4)	Audit Committee Expert
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

Director Compensation

Change in
pension value
	Fees			Non-equity	and
	earned			incentive	nonqualified
	or paid	Stock	Option	plan	deferred	All other
	in cash	awards	wards	compensation	compensation	compensation
Name	($)	($)	($)	($)	earnings	($)	Total ($)
John C. Boyd		None	None	None	None	None
James M. Brophy		None	None	None	None	None
Kathleen M. Griggs		None	None	None	None	None
Philip T. Wolfstein		None	None	None	None	None
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

•	Sales objective	30%
•	Pre-tax earnings objective	40%
•	Individual performance goals	30%
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
     Compensation Committee
     Philip T. Wolfstein, Chair
     John C. Boyd
     James M. Brophy
Summary Compensation Table
For Fiscal Year Ended March 31, 2007

							Change in
							pension value
							and
						Non-equity	nonqualified
Name and				Stock	Option	incentive plan	deferred	All other
principal		Salary	Bonus	awards	awards	compensation	compensation	compensation	Total
position	Year	($)	(1)($)	($)	($)	($)	earnings ($)	(2)($)	($)
Thomas E. Jones, Chairman	2007	160,000	-0-	-0-	-0-	-0-	-0-	7,500	167,500
Earl L. Yager, President and Chief Executive Officer	2007	240,000	-0-	-0-	-0-	-0-	-0-	7,500	247,500
Tracy A. Kern, Chief Financial Officer	2007	112,200	-0-	-0-	-0-	-0-	-0-	6,405	118,605
Erika Laskey, Sr. Vice President, Sales and Marketing	2007	198,600	35,120	-0-	-0-	-0-	-0-	7,158	240,878
Kevin McCulloh, Sr. Vice President Engineering and Product Development	2007	155,550	21,000	-0-	-0-	-0-	-0-	7,057	183,607

(1)	Annual bonus amounts are earned and accrued during the fiscal years indicated and paid within 30 days subsequent to the end of the fiscal year indicated.

(2)	These amounts consist of contributions by the Company in 2007 to the CHAD Therapeutics, Inc. Employee Savings and Retirement Plan.

Grants of Plan Based Awards
for the Year Ended March 31, 2007

All other
stock
								awards:	All other
								Number	option	Exercise or
		Estimated future payouts under non-			Estimated future payments under			of shares	awards: # of	base price
		equity incentive plan awards			equity incentive plan awards			of stock	securities	of option
	Grant	Threshold		Maximum	Threshold		Maximum	or units	underlying	award
Name	date	($)	Target ($)	(#)	($)	Target ($)	(#)	(#)	options (#)	($/Shares)
Thomas E. Jones	None
Earl L. Yager	None
Tracy A. Kern	None
Erika Laskey	None
Kevin McCulloh	None
Outstanding Equity Awards
at March 31, 2007

	Option Awards
				Equity incentive
	Number of securities			plan awards:
	underlying unexercised	Option	Option	number of securities
	options (#)	exercise	expiration	underlying unexercised	Stock
Name	Exercisable Unexercisable	price ($)	date	unearned options (#)	Awards
Thomas E. Jones	27,779\-0-	1.50	01/29/2009
	50,000\-0-	1.00	09/14/2009
	50,000\-0-	1.00	09/14/2010

Earl L. Yager	8,107/-0-	1.50	01/29/2009
	30,000/-0-	1.00	09/14/2009
	50,000/-0-	1.00	09/14/2010

Tracy A. Kern	8,000/2,000	2.19	01/01/2013
	15,000/-0-	3.45	07/28/2015

Erika Laskey	10,000/-0-	.50	01/05/2011
	5,000/-0-	3.14	10/22/2011
	10,000/-0-	3.80	03/05/2012
	12,000/3,000	2.74	12/02/2012

Kevin McCulloh	10,000/-0-	1.75	12/01/2008
	6,000/-0-	1.00	09/13/2009
	5,000/-0-	2.00	03/21/2010
	20,000/-0-	1.00	09/14/2010

Options Exercises and Stock Vested

	Option awards		Stock awards
	Number of shares		Number of shares
	acquired on	Value realized on	acquired on	Value realized
Name	exercise (#)	exercise ($)	vesting (#)	on vesting ($)

Thomas E. Jones	-0-	-0-	-0-	-0-
Earl L. Yager	-0-	-0-	-0-	-0-
Tracy A. Kern	-0-	-0-	-0-	-0-
Erika Laskey	-0-	-0-	-0-	-0-
Kevin McCulloh	-0-	-0-	-0-	-0-
     The Company does not provide pension benefits or non-qualified deferred compensation.
Equity Compensation Plan Information
     The following table provides information as of March 31, 2007, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans
	Options, Warrants, and	Warrants, and	[Excluding Securities
Plan Category	Rights	Rights	Reflected in Column (a)]
	(a)	(b)	(c)

1994 Stock Option Plan	874,000	$2.05	-0-

2004 Equity Compensation Plan	30,000	$3.40	720,000

Total	904,000		720,000

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

Name and Address (1)	Amount (2)	Percent Owned

Thomas E. Jones	339,450	3.3%
Earl L. Yager	287,990	2.8%
John C. Boyd	162,481	1.6%
Philip T. Wolfstein	156,142	1.5%
James M. Brophy	53,859	0.5%
Kathleen M. Griggs	27,405	0.3%
All Officers & Directors as a group (11 people)	1,352,178	13.3%
Kevin Kimberlin (3)	836,560	8.2%
Palo Alto Investors (4)	511,681	5.0%

(1)	The address of each director is 21622 Plummer Street, Chatsworth, CA 91311.

(2)	Includes shares subject to options which are currently exercisable or which become exercisable within sixty (60) days: Thomas E. Jones – 127,779 shares, John C. Boyd – 39,310 shares, Philip T. Wolfstein – 39,310 shares, James M. Brophy — 43,454 shares, Kathleen M. Griggs — 15,000 shares, Earl L. Yager – 88,107 shares, all Officers and Directors as a group – 558,210 shares.

(3)	Mr. Kimberlin’s address is c/o Spencer Trask, 535 Madison Avenue, New York, NY 10022.

(4)	Palo Alto Investors’ address is 470 University Avenue, Palo Alto, CA 94301.
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
          13.1 Annual Report to Shareholders for the year ended March 31, 2007
          23.1 Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2007
          23.2 Consent of Independent Registered Public Accounting Firm for the year ended March 31, 2006

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002
          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 14th day of September, 2007.
CHAD THERAPEUTICS, INC.
By /s/ Earl L. Yager
Earl L. Yager, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Jones Thomas E. Jones	Chairman of the Board of Directors	September 14, 2007

/s/ Earl L. Yager Earl L. Yager	Chief Executive Officer, President, and Director (Principal Executive Officer)	September 14, 2007

/s/ Tracy A. Kern Tracy A. Kern	Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2007

/s/ Kathleen M. Griggs	Director	September 14, 2007
Kathleen M. Griggs

/s/ John C. Boyd	Director	September 14, 2007
John C. Boyd

/s/ Philip T. Wolfstein	Director	September 14, 2007
Philip T. Wolfstein

/s/ James M. Brophy	Director	September 14, 2007
James M. Brophy

Exhibit Index

Exhibit No.	Exhibit Index Document
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