Form 10-Q
period 2007-09-30
CHAD THERAPEUTICS INC
filed 2007-11-19
CIK 713492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: September 30, 2007
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
Yes ☐            No ☑
As of September 30, 2007, the registrant had 10,180,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
September 30, 2007 and March 31, 2007
(Unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash	$387,000	$375,000
Accounts receivable, less allowance for doubtful accounts of $25,000 at September 30, 2007, and $38,000 at March 31, 2007	1,775,000	2,376,000
Income taxes refundable	2,000	291,000
Inventories (Note 5)	5,785,000	6,557,000
Prepaid expenses and other assets	434,000	321,000

Total current assets	8,383,000	9,920,000

Property and equipment, at cost	6,272,000	6,186,000
Less accumulated depreciation	5,653,000	5,501,000

Net property and equipment	619,000	685,000

Intangible assets, net	1,068,000	1,107,000
Other assets	301,000	36,000

Total assets	$10,371,000	$11,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858,000	$1,282,000
Accrued expenses	1,163,000	1,372,000
Revolving line of credit	1,094,000	—
Current portion of long-term debt	292,000	—

Total current liabilities	3,407,000	2,654,000

Long-term debt	458,000	—

Total liabilities	3,865,000	2,654,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,180,000 and 10,180,000 shares issued and outstanding	13,581,000	13,526,000
Accumulated deficit	(7,075,000)	(4,432,000)

Total shareholders’ equity	6,506,000	9,094,000

Total liabilities and shareholders’ equity	$10,371,000	$11,748,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Net sales	$3,206,000	$4,983,000
Cost of sales	2,607,000	3,366,000

Gross profit	599,000	1,617,000
Costs and expenses:
Selling, general, and administrative	1,408,000	1,682,000
Research and development	391,000	322,000

Total costs and expenses	1,799,000	2,004,000
Operating loss	(1,200,000)	(387,000)
Interest expense	153,000	—
Other income	—	(16,000)

Loss before income taxes	(1,353,000)	(371,000)
Income tax expense (benefit)	—	(64,000)

Net loss	$(1,353,000)	$(307,000)

Basic loss per share	$(0.13)	$(0.03)

Diluted loss per share	$(0.13)	$(0.03)

Weighted shares outstanding:
Basic	10,180,000	10,169,000
Diluted	10,180,000	10,169,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the six months ended September 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Net sales	$7,179,000	$10,459,000
Cost of sales	5,785,000	7,028,000

Gross profit	1,394,000	3,431,000
Costs and expenses:
Selling, general, and administrative	2,957,000	3,384,000
Research and development	853,000	657,000

Total costs and expenses	3,810,000	4,041,000

Operating loss	(2,416,000)	(610,000)
Interest expense	175,000	—
Other (income) expense	48,000	(39,000)

Loss before income taxes	(2,639,000)	(571,000)
Income tax expense (benefit)	4,000	(148,000)

Net loss	$(2,643,000)	$(423,000)

Basic loss per share	$(0.26)	$(0.04)

Diluted loss per share	$(0.26)	$(0.04)

Weighted shares outstanding:
Basic	10,180,000	10,169,000
Diluted	10,180,000	10,169,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the six months ended September 30, 2007
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance as of March 31, 2007	10,180,000	13,526,000	$(4,432,000)

Stock-based compensation — options	—	6,000	—

Warrants		49,000

Net loss	—	—	(2,643,000)

Balance at September 30, 2007	10,180,000	13,581,000	$(7,075,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the six months ended September 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,643,000)	$(423,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	152,000	194,000
Amortization of intangibles	21,000	21,000
Loss on impairment of intangible assets	48,000	—
Amortization of deferred financing fees	25,000	—
Provision for losses on receivables	(13,000)	20,000
Decrease (increase) in deferred income taxes	—	16,000
Stock-based compensation	6,000	60,000
Warrant costs	49,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	614,000	632,000
Decrease (increase) in inventories	772,000	78,000
Decrease (increase) in income taxes refundable	289,000	201,000
Decrease (increase) in prepaid expenses and other assets	(403,000)	59,000
Increase (decrease) in accounts payable	(424,000)	401,000
Increase (decrease) in accrued expenses	(209,000)	(229,000)

Net cash (used in) provided by operating activities	(1,716,000)	1,030,000
Cash flows from investing activities:
Additions to intangible assets	(30,000)	(122,000)
Capital expenditures	(86,000)	(62,000)

Net cash (used in) provided by investing activities	(116,000)	(184,000)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,094,000	—
Borrowings under long term debt	750,000	—
Other long-term liabilities	—	(4,000)

Net cash (used in) provided by financing activities	1,844,000	(4,000)

Net increase in cash	12,000	842,000
Cash beginning of period	375,000	935,000

Cash end of period	$387,000	$1,777,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$124,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Going Concern

CHAD Therapeutics, Inc. (the “Company”) is in the business of developing, producing, and marketing respiratory care devices designed to improve the efficiency of oxygen delivery systems for home health care and hospital treatment of patients suffering from pulmonary diseases.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three and six-month periods ended September 30, 2007, are not necessarily indicative of the results expected for the year ended March 31, 2008. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2007, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. However, the Company’s prospects must be considered in light of substantial risks. The Company has experienced net losses since its fiscal year ended March 31, 2006 and as of September 30, 2007, it had an accumulated deficit of approximately $7,075,000. For the six months ended September 30, 2007, the Company had a net loss of $2,643,000 and utilized approximately $1,716,000 of cash in operating activities. The Company expects operating losses to continue through its foreseeable future. At the filing date, the Company had utilized substantially all of the financing available through its revolving line of credit and its term note. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue operations. These factors could raise doubts about the Company’s ability to continue as a going concern.

In order to address this situation, on November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. If the Asset Sale is approved, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business as well as products in development for the sleep disorder market. The Company’s future efforts will focus on the sleep disorder market and the Company will seek to realize appropriate value for its sleep business as well as its TOTAL O2 and transfilling assets.

The selling price for the Assets is $5,250,000, subject to adjustment for changes in working capital between the execution date of the APA and closing date (the “Selling Price”). The selling price may not exceed $5,500,000. There is no limit on a potential downward adjustment of the selling price based on a reduction in the Company’s working capital.

The Asset Sale is subject to certain closing conditions including approval by the Company’s shareholders. If the Asset Sale is approved and closes during the first calendar quarter of 2008, then the Company anticipates it will have sufficient working capital in place for the next 12 months to continue operations. If the Asset Sale is not approved by the shareholders or is not completed during the first calendar quarter of 2008, then the Company would require additional capital resources which may only be available pursuant to terms and conditions that would result in significant cost to the Company and significant dilution of the shareholders’ interest in the Company and its assets. Moreover, such additional financing may not be available at all, in which event the Company would need to consider other alternatives, including an orderly liquidation of its assets, curtailment of its current operations and seeking protection under the federal bankruptcy laws. The financial statements do not include any adjustments that might be required for the outcome of this uncertainty.

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

3.	Major Customers

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A**	34.4%	39.5%	41.8%	38.0%
Customer B	*	10.5%	*	11.7%

*	Indicates sales less than 10% of the Company’s net sales

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per financial institution, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one financial institution over $100,000 and/or all funds in the interest bearing account. At September 30, 2007, the amount at risk was approximately $287,000.

The significant outstanding accounts receivable balances in 2007 were as follows:

	September 30	March 31
Customer A**	22.0%	41.0%
Customer B**	13.2%	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.

**	Indicates national chain customer.
5.	Inventories

Inventories in 2007 are summarized as follows:

	September 30	March 31
Finished goods	$1,642,000	$1,841,000
Work-in-process	1,771,000	2,240,000
Raw materials	2,372,000	2,476,000

	$5,785,000	$6,557,000

6.	Long-Term Debt and Revolving Line of Credit

Long-term debt in 2007 consists of the following:

	September 30	March 31
Obligations under capital lease, payable in monthly installments through September 2007	$—	$4,000
Long-term note	750,000	—

	750,000	4,000
Less current portion	292,000	4,000

Total long-term debt	$458,000	$—

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

On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months beginning in November 2007 and maturing in July 2010 and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. At the Investor’s option, the Convertible Note may be converted into shares of the Company’s common stock any time during the term of the note at a conversion price of $1.18. The closing price of the Company’s common stock on the issue date of the Convertible Note was $1.00 per share. In addition, warrants to purchase up to 976,744 shares of the Company’s common stock were issued to the Investor with an exercise price of $1.24 per share. The Investor was granted registration rights with respect to the shares underlying the warrants. The warrants include a lock-up feature for a period of 12 months after any warrants are exercised (see note 12.)

At November 16, 2007, the Company had utilized substantially all of its availability on its financing arrangements based on the lender’s calculation of the Company’s borrowing base. The Company is in negotiations with its lender to obtain additional availability through its revolving line of credit.

For the six months ended September 30, 2007, amortization of deferred financing fees was $25,000. There were no deferred financing fees in fiscal year 2006.

7.	Subsequent Event

On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. If the Asset Sale is approved, the Company will no longer develop and sell oxygen conserver products. If the Asset Sale is approved, the Company will focus its efforts on the development of products for the sleep disorder market and will seek to realize appropriate value for such products as well as its TOTAL O2 and in-home transfilling products.

The selling price for the oxygen conserver assets is $5,250,000 in cash, subject to adjustment for changes in working capital between the execution date of the APA and closing date (the “Selling Price”). The Selling Price may not exceed $5,500,000. There is no limit on the possible downward adjustment of the Selling Price based upon a decline in the Company’s working capital between November 16, 2007 and the closing date of the Asset Sale.

If the shareholders approve the “Asset Sale”, the Company will no longer obtain revenues from sales of CHAD oxygen conserving devices. Such revenues were approximately 92% and 94% and 90% and 91% of the Company’s revenues for the three and six-month periods ended September 30, 2007, and 2006, respectively. The remaining revenues were derived from the sale of the Company’s TOTAL O2 and in-home transfilling products. If the Asset Sale is approved, the Company will pursue a strategy intended to obtain fair value for its remaining assets. This strategy would include a focus on the development and introduction of diagnostic and therapeutic products for the sleep disorder market over the next twelve months. The first of these products is currently undergoing testing and 510(k) clearance. The channels for sales of the sleep products are not currently established, and the Company faces competitors with substantially greater resources who are already entrenched in these markets.
8.	Leasing Arrangements

In the second quarter of fiscal year 2006, the Company entered into a capital lease agreement for certain plant equipment totaling $14,000, with annual lease payments of $7,000, a fixed interest rate of 7% and a purchase option at lease end in August 2007. The Company completed the capital lease obligation in September 2007 and exercised the bargain purchase option at that time. Amortization of plant equipment under capital leases is included in depreciation expense.

9.	Loss Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic loss per share:
Numerator-net loss	$(1,353,000)	$(307,000)	$(2,643,000)	$(423,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000	10,180,000	10,169,000

Basic earnings loss per share	$(0.13)	$(0.03)	$(0.26)	$(0.04)

Diluted loss per share:
Numerator-net loss	$(1,353,000)	$(307,000)	$(2,643,000)	$(423,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000	10,180,000	10,169,000
Diluted effect of common stock options	—	—	—	—

	10,180,000	10,169,000	10,180,000	10,169,000

Diluted earnings (loss) per share	$(0.13)	$(0.03)	$(0.26)	$(0.04)

Options to purchase 891,000 shares of common stock at prices ranging from $0.50 to $7.62 per share and 935,000 shares of common stock at prices ranging from $0.50 to $11.50 were not included in the computation of diluted earnings per share for the three and six-month periods ended September 30, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

10.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2008, the Company has forecasted an effective tax rate of 35 percent. As of March 31, 2007, the Company has Federal net operating loss carryforwards of $1,407,000 expiring in 2027 and California net operating loss carryforwards of $3,422,000 expiring in 2010 through 2017. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2007, the Company’s deferred tax assets are fully offset by a valuation allowance.

11.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$2,579,000	$3,788,000	$6,158,000	$8,142,000
Canada	33,000	33,000	68,000	87,000
Japan	68,000	69,000	126,000	194,000
Europe	323,000	1,004,000	465,000	1,858,000
Indonesia	145,000	18,000	176,000	20,000
All other countries	58,000	71,000	186,000	158,000

	$3,206,000	$4,983,000	$7,179,000	$10,459,000

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 63.2% and 73.4% of the Company’s sales for the three-month periods ended September 30, 2007 and 2006, respectively and 67.0% and 71.5% of the Company’s sales for the six-month periods ended September 30, 2007 and 2006 respectively.

12.	Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three and six-month periods ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company will recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six-month periods ended September 30, 2007 and 2006, has been reduced for estimated forfeitures. For the six-month period ended September 30, 2007, stock-based compensation expense of $6,000 was recorded to selling, general, and administrative expenses, all of which was due to FAS 123R option expense. For the six-month period ended September 30, 2006, stock-based compensation expense of $60,000 was recorded to selling, general, and administrative expenses. Of the $60,000 in stock-based compensation recorded for the six-month period ended September 30, 2006, $20,000 related to FAS 123R option expense with the remaining $40,000 related to restricted stock issued to directors that vested April 1, 2006. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 720,000 were available for future grant at September 30, 2007. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the six months ended September 30, 2007 and 2006, respectively. A summary of stock option activity as of and for the six-months ended September 30, 2007, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)

Outstanding at March 31, 2007	904,000	$2.09
Granted	—	—
Exercised	—	—
Forfeited or expired	13,000	3.81

Outstanding at September 30, 2007	891,000	$2.07	3.8

As of September 30, 2007:
Exercisable	879,000	$2.11	3.8
Vested and expected to vest	888,000	$2.11	3.8

No options were granted or exercised during the six months ended September 30, 2007 or 2006.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at September 30, 2007 for the options that were in-the-money September 30, 2007. As of September 30, 2007, there was approximately $4,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6 months.

13.	Warrants

In connection with the Convertible Note financing transaction that the Company entered into in July 2007, the Company issued warrants to purchase up to 976,744 of the Company’s common stock at an exercise price of $1.24 per share. The closing price of the Company’s common stock on the issue date of the warrants was $1.00 per share. The fair value of the warrants was approximately $588,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issue and have a lock-up period of 12 months after any warrants are exercised. The warrants will be amortized over the 36 month life of the Convertible Note.

For the six months ended September 30, 2007, amortization of the warrants was $49,000. There was no warrant amortization in fiscal year 2006.

14.	Commitments

The Company is currently leasing its administrative and plant facilities and certain office equipment under noncancelable operating leases that expire through June 2008.

The Company has minimum annual royalty requirements pursuant to the terms of license agreements related to certain products in the amount of $530,000. License agreements with minimum annual royalty requirements are in place through fiscal year 2016.

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

15.	Use of Estimates

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

16.	Accounting Standards

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

In September 2006, the Financial Accounting Standards Board issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The requirements are effective for annual financial statements covering the first fiscal year ending after November 16, 2006. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurement.” SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards. The Statement is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of this interpretation and does not anticipate a significant impact to its financial statements upon implementation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of September 30, 2007, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected by reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

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
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles, and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been, and continues to be, significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more difficult market for the Company’s products. These factors contributed to a significant decline in the Company’s operating results for the three month period ended September 30, 2007.
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
On January 1, 2007, rates that include a new reimbursement category for transfilling systems like the Company’s TOTAL O2® Delivery System became effective. These new rates may ultimately have a positive impact on the market for these types of devices. However, in 2003 Congress enacted the Medicare Improvement and Modernization Act, which mandates that the monthly fees that homecare providers receive for servicing oxygen patients will be subject to competitive bidding. The process began in August 2007 but has been delayed until July 2008. Continuing concern among home care providers about the potential impact of these changes in reimbursement may affect demand for the Company’s products.
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 43% and 46% of the Company’s net sales for the three-month period ended September 30, 2007 and 2006, respectively, and 50% and 45% of the Company’s net sales for the six-month periods ended September 30, 2007 and 2006, respectively. One chain accounted for 34% and 39% of net sales for the three-month periods ended September 30, 2007 and 2006, respectively, and 42% and 38% of net sales for the six-month periods ended September 30, 2007 and 2006, respectively. The Company also had one significant non-chain customer that accounted for 11% of sales for the three and six-months ended September 30, 2006. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
The Company believes that price competition and continuing industry consolidation will continue to adversely affect the marketplace for oxygen therapy products for the foreseeable future. In light of the competitive and unpredictable nature of the oxygen conserver marketplace and the Company’s limited financial resources, the Company elected to pursue the following strategy:
Exit the oxygen conserver market and focus the Company’s resources on entering the sleep therapy market.
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

On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. If the Asset Sale is approved, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business, as well as products in development for the sleep disorder market. The Company’s future efforts will focus on the sleep disorder market and the Company will seek to realize appropriate value for its sleep products as well as its TOTAL O2 and transfilling assets.
The selling price for the oxygen conserver assets is $5,250,000 in cash, subject to adjustment for changes in working capital between the execution date of the APA and closing date (the “Selling Price”). The Selling Price may not exceed $5,500,000. There is no limit on the possible downward adjustment of the Selling Price based upon a decline in the Company’s working capital between November 16, 2007 and the closing date of the Asset Sale.
While management believes the “Asset Sale” should enable the Company to focus its efforts upon the growth opportunities presented by the sleep disorder market, none of the Company’s sleep disorder products are commercially available. Accordingly, in the near term the Company would continue to incur product development and operating expenses while generating only limited revenue from the sale of the TOTAL O2 and in-home transfilling products. Revenues from the sale of such products was $251,000 and $453,000 for the three and six month periods ended September 30, 2007. The Company cannot predict when, if ever, it will generate revenues from sale of the sleep disorder products. The products for the sleep disorder market may never gain market acceptance and the Company may never achieve sufficient levels of revenue or profitability necessary to become a viable participant in the sleep disorder market. The Company expects operating losses to continue through the foreseeable future as it continues to expend resources to complete development of its products, obtain regulatory clearances and approvals, conduct further research and development, and launch its products into the marketplace. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Part II of this report, Item 1A – Risk Factors.
Results of Operations
The Company’s operating results deteriorated significantly during the three-month period ended September 30, 2007. Net sales for the three and six-month periods ended September 30, 2007 decreased by $1,777,000 (35.7%) and $3,279,000 (31.4%), respectively, as compared to the same periods in the prior year. The primary reasons for the decrease in sales for the three and six-month periods ended September 30, 2007, were

(i) a decline of 23.4% and 13.6%, respectively, in unit sales of conservers, (ii) price reductions on domestic conservers, (iii) decreases in TOTAL O2 sales and (iv) a decline in sales to foreign distributors. Unit sales of conservers and therapeutic devices for the three and six-month periods ended September 30, 2007, decreased 35.6% and 28.0% as compared to the same periods in the prior year. Revenues from conserver and therapeutic device sales decreased by 44.6% and 35.7%, respectively for the three and six-month periods ended September 30, 2007 as compared to prior year. The Company believes that the reduction in unit sales is largely the result of continuing uncertainty regarding government reimbursement polices, which has caused many dealers to defer or reduce their purchases of new equipment. In addition, conserver sales to the Company’s largest customer declined by approximately 43.9% and 24.5%, respectively, for the three and six months ended September 30, 2007, as compared to the prior year’s period as the Company has encountered increased competition in the sale of pneumatic conservers to such customer. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchasing decisions of a limited number of large customers.
Revenues from TOTAL O2 sales decreased 51.4% and 50.4% for the three and six-month periods ended September 30, 2007, as compared to the same period in the prior year. Ongoing concerns regarding potential additional changes to reimbursement procedures continue to negatively impact sales of the TOTAL O2 System.
Sales to foreign distributors represented 19.6% and 24.0% and 14.2% and 22.1% of net sales for the three and six-month periods ended September 30, 2007 and 2006, respectively. Foreign sales declined by 47.8% and 55.9% for the three and six-month periods as compared to the same periods in the previous year. This decrease was driven by a 76.4% and an 80.8% decrease in conserver sales for the three and six-month periods ended September 30, 2007, as compared to the same period in the prior year. Notwithstanding these declines, management believes there may be substantial growth opportunities for the Company’s products in a number of foreign markets, and currently expects an increase in sales to foreign distributors during the upcoming twelve months. However, quarter-to-quarter sales may fluctuate depending on the timing of shipments. All foreign sales are denominated in US dollars.
Cost of sales as a percent of net sales increased from 67.5% to 81.3% for the three-month period ended September 30, 2007, and from 67.2% and 80.6% for the six-month period ended September 30, 2007, as compared to the same periods in the prior year. The increase in cost of sales as a percentage of net sales was primarily due to the decrease in sales as compared to consistent fixed manufacturing costs, as well as continued downward price pressures in the marketplace and an increase in sales to high volume purchasers that receive discounted rates. We currently expect downward price pressure for the foreseeable future. While the Company has sought to reduce manufacturing costs by transferring some operations to overseas contractors, such efforts have not yet produced significant cost savings, largely as a result of quality and reliability issues encountered in qualifying such overseas contractors.
Selling, general, and administrative expenditures increased from 33.8% to 43.9% and from 32.4% and 41.2%, respectively as a percentage of net sales for the three and six-

month periods ended September 30, 2007, as compared to the same periods in the prior year. While the Company’s ongoing cost reduction efforts have decreased actual selling, general, and administration expenditures, decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses increased by $70,000 and $196,000, respectively for the three and six-month periods ended September 30, 2007, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,754,000 in the fiscal year ending March 31, 2008, on projects to enhance and expand the Company’s sleep product line. During fiscal year 2007, the Company spent $1,466,000 on research and development. The Company wrote down a $48,000 license fee during the three months ended September 30, 2007 when the Company determined to stop development of the product lines related to that license fee.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2007, the Company has Federal net operating loss carryforwards of $1,459,000 expiring in 2027 and California net operating loss carryforwards of $3,442,000 expiring in 2010 through 2013. At September 30, 2007, the Company has fully reserved against all of its Federal and State net operating loss carryforwards. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.
Financial Condition
General
The significant deterioration in the Company’s operating results during the three months ended September 30, 2007 has contributed to a worsening of the Company’s financial condition. During that period, the Company’s negative cash flow from operations was approximately $1,647,000 as compared to the negative cash flow from operations of approximately $69,000 in the three months ended June 30, 2007. The cash raised by the Company through its borrowings from Calliope Capital Corporation (discussed below) have largely been exhausted to fund on-going operations in light of the decline in operating results. The Company does not have in place additional capital resources to continue to fund operating losses at the level experienced during the three months ended September 30, 2007.
In order to address this situation, on November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. If the Asset Sale is approved, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business, as well as products in development for the sleep disorder market. The Company’s future efforts will focus on the sleep disorder market and the Company will seek to realize appropriate value for such products and its TOTAL O2 and transfilling assets.
The selling price for the Assets is $5,250,000, subject to adjustment for changes in working capital between the execution date of the APA and closing date (the “Selling Price”). The Selling Price may not exceed $5,500,000. There is no limit on the potential downward adjustment of the Selling Price based upon a decline in the Company’s working capital.
The Asset Sale is subject to certain closing conditions including approval by the Company’s shareholders. If the Asset Sale is approved and closes during the first calendar quarter, then the Company anticipates it will have sufficient working capital in place for the next 12 months to continue operations. If the Asset Sale is not approved by the shareholders or is not completed during the first calendar quarter of 2008, then the Company would require additional capital resources which may only be available pursuant to terms and conditions that would result in significant cost to the Company and significant dilution of the shareholders’ interest in the Company and its assets. Moreover, such additional financing may not be available at all, in which event the Company would need to consider other alternatives, including an orderly liquidation of its assets, curtailment of its current operations and seeking protection under the federal bankruptcy laws.
In order to fund its operations pending the shareholder vote on the Asset Sale, the Company will be dependent upon the Credit Line described in Note 6 to the Company’s financial statements. As of November 16, 2007, the Company had drawn approximately $1,557,000 on this $2,750,000 facility. However, based upon the lender’s calculation of the Company’s borrowing base, the Company had largely exhausted its available drawings on the Credit Line as of that date. Future draws on the Credit Line will depend upon a number of factors, including the value of eligible assets owned by the Company and the lender’s calculation of the Company’s borrowing base. If the Company is unable to continue to draw funds under the Credit Line, then it would likely lack sufficient cash resources to continue its business operations. Limitations imposed by the lender on the availability of funds under the Credit Line could also constrain the Company’s ability to meet all of its obligations on a timely basis. The Company does not currently have in place any other sources of short term funding. Consequently, inability to draw adequate funds under the Credit Line could force the Company to cease or curtail its business operations.
At September 30, 2007, the Company had cash totaling $387,000 or 3.7% of total assets, as compared to $375,000 (3.2% of total assets) at March 31, 2007. Net working capital decreased from $7,266,000 at March 31, 2007, to $4,976,000 at September 30, 2007. Net accounts receivable decreased $601,000 during the six months ended September 30, 2007, due to the decrease in sales and the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $772,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished. The Company experienced a significant inventory build up in the latter part of fiscal 2005 to fill certain customer orders and anticipated customer orders of the SAGE device. Certain of these orders did not materialize or were deferred. As of September 30, 2007, the Company has a reserve of $797,000 against its SAGE inventory.
Liquidity and Capital Resources
Historically, the Company has depended primarily upon its cash flow from operations to finance its inventory and operating expenses and to meet its capital requirements. However, recent operating trends have required the Company to seek outside financing in order to enhance its cash resources. The Company’s cash flow for the six months ended September 30, 2007, was negative and the Company cannot predict when it will generate a positive cash flow from operations. The Company anticipates capital expenditures during the next twelve months to be approximately $100,000. Moreover, the Company’s efforts to expand its product line and enter the sleep disorder market may require significant cash resources for product development, manufacturing, and marketing. At the date of filing, the Company had substantially exhausted any available funds on its revolving line of credit and its term note.
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
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. Total borrowings against the line of credit were $1,094,000 at September 30, 2007 while total borrowings against the Convertible Note were $750,000.
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

The following table aggregates all of the Company’s material contractual obligations as of September 30, 2007:

		Payments Due by Period
Contractual		Less than 1	1 – 3	3-5	After 5
Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$356,000	$347,000	$9,000	—	—
Minimum royalty obligations	$1,782,000	$530,000	$1,132,000	$90,000	$30,000
Employee obligations	$200,000	$160,000	$40,000	—	—
Convertible Note	$750,000	$250,000	$250,000	$250,000	—
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
Intangible and long-lived assets – The Company’s intangible assets consist of license fees and the costs associated with obtaining patents including legal and filing fees. At September 30, 2007, approximately $970,000 of these intangible assets relate to products under development for the sleep disorder market, with the balance relating to the Company’s oxygen therapy products. The Company uses actual costs when recording the fair value of these intangible assets. If there is a triggering event, the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. In assessing the carrying amounts of the assets related to the sleep disorder market, the Company has considered the size of the market and potential future cash flows for these products based on statistics available through the National Institute of Health and Medicare, as well as data from other professional sources. In assessing the carrying amounts of the assets related to the oxygen therapy market, the Company considered two separate events as triggering events. In August 2007, the Company discontinued development of a product line resulting in the write-off of $49,000 in license fees relating to the product line no longer in development. The Company also considered the Asset Sale an indicator of fair value for the intangible assets relating to the oxygen therapy market remaining at September 30, 2007 resulting in no change to the net book value of those assets. The Company bases the useful life of its intangible assets on the assets patent life, currently 17 years. The Company utilizes patent life as its useful life due to its product history. The Company’s experience has been that technology supported by the patents the Company has established is utilized for the entire life of the patent. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset, and the impact of significant negative industry or economic trends.
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
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 158 “Employer’s Account for Defined Benefit Pension and Other Post-retirement Plans.” SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other post-retirement benefit plans as of September 30, 2007, for the calendar-year public companies. SFAS 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The Company does not have a defined benefit pension plan, nor does it have any other post-retirement plans. The implementation of this interpretation did not have a significant impact on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
The Company has no significant exposure to market risk sensitive instruments or contracts.
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our ability to continue as a going concern is dependent on the completion of the sale of our oxygen conserver assets or obtaining additional financing.
The Company does not currently have sufficient capital resources to continue its historical operations for the next 12 months. In order to address this situation, the Company has entered into an agreement to sell its oxygen conserver business for approximately $5.25 million subject to working capital adjustments (see “Asset Sale”). This will enable the Company to focus its efforts on products for the sleep disorder market and realization of appropriate value from such products and the Company’s TOTAL O2 and in-home transfilling assets.
The Asset Sale is subject to certain closing conditions including approval by the Company’s shareholders. If the Asset Sale is approved and closes during the first calendar quarter of 2008, then the Company anticipates it will have sufficient working capital in place for the next 12 months to continue operations. If the Asset Sale is not approved by the shareholders or is not completed during the first calendar quarter of 2008, then the Company would require additional capital resources which may only be available pursuant to terms and conditions that would result in significant cost to the Company and significant dilution of the shareholders’ interest in the Company and its assets. Moreover, such additional financing may not be available at all, in which event the Company would need to consider other alternatives, including an orderly liquidation of its assets, curtailment of its current operations and seeking protection under the federal bankruptcy laws. The financial statements do not include any adjustments that might be required from the outcome of this uncertainty.
Our near term liquidity is dependent upon our ability to continue to draw funds under our Credit Line.
In order to fund its operations pending the shareholder vote on the Asset Sale, the Company will be dependent upon the Credit Line described in Note 6 to the Company’s financial statements. As of November 16, 2007, the Company had drawn approximately $1,557,000 on this $2,750,000 facility. However, based upon the lender’s calculation of the Company’s borrowing base, the Company had largely exhausted its available drawings on the Credit Line as of that date. Future draws on the Credit Line will depend upon a number of factors, including the value of eligible assets owned by the Company and the lender’s calculation of the Company’s borrowing base. If the Company is unable to continue to draw funds under the Credit Line, then it would likely lack sufficient cash resources to continue its business operations. Limitations imposed by the lender on the availability of funds under the Credit Line could also constrain the Company’s ability to meet all of its obligations on a timely basis. The Company does not currently have in place any other sources of short term funding. Consequently, inability to draw adequate funds under the Credit Line could force the Company to cease or curtail its business operations.
Our future results depend upon our ability to successfully introduce new products.
We operate in a market that is subject to continuing technological change. In order to stay abreast of new technological developments, we must continually improve our products. Moreover, there is significant price pressure on our primary product line, oxygen conservers. As a result, in order to mitigate the price pressure on our conservers, we must introduce innovative new products, and we are seeking to expand our product offerings.
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
We may be unsuccessful in our efforts to introduce products for the sleep disorder market.
For several years, we have been developing products for the sleep disorder market. If the “Asset Sale” is consummated, our efforts will be focused on developing products for this market. We face significant challenges in executing our plan to enter the sleep disorder market. None of our sleep disorder products have been commercially proven and we do not have an established presence in this sector of the health care market. We will face competition from several well-established manufacturers of products for the sleep disorder market, all of whom have substantially greater financial and marketing resources than we have. Our ability to enter this market will depend upon proving the efficacy of our products, persuading physicians, sleep clinics and others of the efficacy and technical advantages which we believe our products will offer, developing a strategy for marketing our products and obtaining the financial resources to support these efforts.
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
The home health care industry is undergoing significant consolidation. As a result, the market for our products is increasingly influenced by major national chains. Four major national chains accounted for 50% and 45% of our sales for the six-months ended September 30, 2007 and 2006, respectively. One customer accounted for 42% and 38% of net sales for the six-months ended September 30, 2007 and 2006, respectively. Future sales may be increasingly dependent upon a limited number of customers which increases the risk that our financial performance may be adversely affected if one or more of these customers reduces their purchases of our products or terminates its relationship with us. During the past two years, a significant decline in orders from one national chain contributed to our decline in revenues. In addition, our future sales to another national chain may be adversely affected by that chain’s decision to add a second source for pneumatic conservers where we had been the sole supplier.
We are currently dependent upon a single product line, which increases our vulnerability to adverse developments affecting the market for supplementary oxygen.
Although we market a range of products, all of our commercially available products are designed for patients requiring supplementary oxygen. Unlike some of our competitors, we are not a diversified provider of home health care products. As a result, our future performance is dependent upon developments affecting this narrow segment of the health care market. Adverse regulatory or economic developments affecting the market for supplementary oxygen will have a significant impact on our performance.
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
We operate in a highly competitive environment, which has contributed to our reduced operating margins.
Our success in the early 1990s drew a significant number of competitors into the home oxygen market. Some of these competitors have substantially greater marketing and financial resources compared with those of the Company. While we believe that our product features and reputation for quality will continue to be competitive advantages, we note that our market is increasingly dominated by price competition. Some of our competitors have successfully introduced lower priced products that do not provide oxygen conserving capabilities comparable to our products. During the three months ended September 30, 2007, increased competition for pulmonary conservers resulted in a decline of 34% in our sales to our largest customer. We expect competition to remain keen, with continuing emphasis on price competition for oxygen conservers and therapeutic devices.
Our dependence on outside financing to pursue our growth strategy could adversely affect our operating results and the future price of our stock.
We recently entered into a financing arrangement with an outside investor (the “Investor”) to enhance our ability to pursue our business strategy. Under this financing arrangement, we will incur interest expense ranging from 1.5% to 2.5% above prime on outstanding amounts due to the Investor in addition to amortization of the warrants issued in connection with the financing. Such interest expense will reduce our net income (or increase our net loss.) The financing arrangements include a Convertible Note that may be converted at the option of the Investor into shares of our common stock at $1.18 per share. In addition, we issued warrants to purchase nearly one million shares of our common stock at $1.24 per share in connection with this financing. The Investor has been granted registration rights with respect to the shares issuable pursuant to the Convertible Note and the warrants. The potential issuance of a substantial number of our shares at $1.18 and $1.24 could depress the future price of our stock and may be dilutive to certain of our shareholders. Although this arrangement was adequate to meet the Company’s immediate needs, we will need to procure additional funds. However, there can be no assurance that additional financing will be available on favorable terms or at all.
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its 2007 Annual Meeting of Shareholders as further discussed below:
(a)	The Company’s 2007 Annual Meeting of Shareholders was held on October 24, 2007 in Chatsworth, California.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, there was no solicitation in opposition to the management’s nominees as listed in the proxy statement, and all such nominees were elected.

(c)	At the Annual Meeting, the following matters were considered and voted upon:
(i)	The election of three directors to the Company’s board of directors, which currently consists of six persons. Only three positions on the Company’s board of directors were to be elected at the Annual Meeting. At the Annual Meeting, the Company’s shareholders elected each of the following director nominees as directors, to serve on the Company’s board of directors until the 2008 Annual Meeting of Shareholders or until their successors are duly elected and qualified. The vote of each director was as follows:

Name	For	Against	Withheld
Kathleen M. Griggs	8,758,953	0	333,530
James Brophy	8,756,403	0	336,080
Philip T. Wolfstein	8,758,953	0	331,980
(ii)	To ratify the appointment of Rose, Snyder & Jacobs as the Company’s independent auditors for the fiscal year ended March 31, 2008. At the Annual Meeting, the Company’s shareholders approved this proposal by the votes indicated below:

Shares
For	8,932,298
Against	33,293
Abstain	126,892
(ii)	None
Item 5. Other Information
Asset Purchase Agreement
     On November 16, 2007, CHAD entered into an Asset Purchase Agreement, dated November 16, 2007 (the “APA”) by and between Inovo Technologies, Inc., a Florida corporation (the “Buyer”) and CHAD. The APA contemplates that the Buyer will purchase substantially all of the assets of CHAD related to the Company’s oxygen conserver business, in exchange for a cash purchase price of $5,250,000 (the “Asset Sale”). The purchase price is subject to adjustment based on changes in the Company’s working capital related to the oxygen conserver assets. Pursuant to the APA, $350,000 of the purchase price will be held in escrow for a certain amount of time, not to exceed 180 days from the date the Asset Sale is consummated. The shareholders of CHAD will not receive any direct consideration in connection with this transaction and will retain their existing rights as shareholders.
     The APA contains customary representations and warranties, as well as covenants by each of the parties thereto, and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations, warranties and covenants and certain other matters. Consummation of the transactions contemplated by the APA is subject to approval of the APA by CHAD’s shareholders and other customary conditions.
     The foregoing description of the APA does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is filed as Exhibit 10.33 hereto and is incorporated herein by reference. The APA has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about CHAD or any other party to the APA. In particular, the assertions embodied in the representations and warranties contained in the APA are qualified by information in confidential disclosure schedules provided by CHAD to Buyer in connection with the signing of the APA. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the APA. Moreover, certain representations and warranties in the APA were used for the purpose of allocating risk among the parties thereto rather than establishing matters as facts. Accordingly, you should not rely on the representations and warranties in the APA as characterizations of the actual state of facts about the parties to the APA.
Additional Information and Where to Find It
     In connection with the solicitation of proxies by CHAD with respect to the meeting of its shareholders to be called with respect to the proposed transaction, CHAD will file a proxy statement with the Securities and Exchange Commission (the “SEC”). Shareholders of CHAD are advised to read the proxy statement when it is finalized and distributed to shareholders because it will contain important information. Shareholders will be able to obtain a free-of-charge copy of the proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s web site at http://www.sec.gov. Shareholders will also be able to obtain a free-of-charge copy of the proxy statement and other relevant documents (when available) by directing a request by mail or telephone to CHAD Therapeutics, Inc. 21622 Plummer Street, Chatsworth, CA 91311, (818) 882-0883.
     CHAD and certain of its directors and executive officers may, under the rules of the SEC, be deemed to be “participants” in the solicitation of proxies from its shareholders in connection with the proposed transaction. Information concerning the interests of the persons who may be considered “participants” in the solicitation will be set forth in the proxy statement relating to the proposed transaction and other relevant materials to be filed with the SEC when they become available. Additional information concerning the directors and executive officers is set forth in CHAD’s proxy statements and annual reports on Form 10-K (including any amendments thereto), previously filed with the SEC.

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
10.32 Warrant dated July 30, 2007 (7)
10.33 Asset Purchase Agreement dated November 16, 2007
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO
31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
32* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1 Press release dated November 19, 2007

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

CHAD THERAPEUTICS, Inc.
(Registrant)

Date 11/19/2007	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 11/19/2007	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
10.33	Asset Purchase Agreement dated November 16, 2007

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated November 9, 2007

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.