Form 10-Q
period 2007-12-31
CHAD THERAPEUTICS INC
filed 2008-02-14
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended: December 31, 2007
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of December 31, 2007, the registrant had 10,180,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Condensed Balance Sheets
December 31, 2007 and March 31, 2007
(Unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash	$261,000	$375,000
Accounts receivable, less allowance for doubtful accounts of $25,000 at December 31, 2007, and $38,000 at March 31, 2007	1,470,000	2,376,000
Income taxes refundable	2,000	291,000
Inventories (Note 5)	6,140,000	6,557,000
Prepaid expenses and other assets	319,000	321,000

Total current assets	8,192,000	9,920,000

Property and equipment, at cost	6,337,000	6,186,000
Less accumulated depreciation	5,726,000	5,501,000

Net property and equipment	611,000	685,000

Intangible assets, net	1,071,000	1,107,000
Other assets	262,000	36,000

Total assets	$10,136,000	$11,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507,000	$1,282,000
Accrued expenses	1,090,000	1,372,000
Revolving line of credit	1,168,000	—
Current portion of long-term debt	292,000	—

Total current liabilities	4,057,000	2,654,000

Long-term debt	390,000	—

Total liabilities	4,447,000	2,654,000

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,180,000 and 10,180,000 shares issued and outstanding	13,632,000	13,526,000
Accumulated deficit	(7,943,000)	(4,432,000)

Total shareholders’ equity	5,689,000	9,094,000

Total liabilities and shareholders’ equity	$10,136,000	$11,748,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the three months ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Net sales	$2,929,000	$4,307,000
Cost of sales	1,770,000	3,248,000

Gross profit	1,159,000	1,059,000
Costs and expenses:
Selling, general, and administrative	1,537,000	1,421,000
Research and development	359,000	396,000

Total costs and expenses	1,896,000	1,817,000
Operating loss	(737,000)	(758,000)
Interest expense	131,000	—
Other income	—	18,000

Loss before income taxes	(868,000)	(740,000)
Income tax expense (benefit)	—	(305,000)

Net loss	$(868,000)	$(435,000)

Basic loss per share	$(0.09)	$(0.04)

Diluted loss per share	$(0.09)	$(0.04)

Weighted shares outstanding:
Basic	10,180,000	10,169,000
Diluted	10,180,000	10,169,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statements of Operations
For the nine months ended December 31, 2007 and 2006
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Net sales	$10,108,000	$14,766,000
Cost of sales	7,555,000	10,276,000

Gross profit	2,553,000	4,490,000
Costs and expenses:
Selling, general, and administrative	4,494,000	4,805,000
Research and development	1,212,000	1,053,000

Total costs and expenses	5,706,000	5,858,000

Operating loss	(3,153,000)	(1,368,000)
Interest expense	306,000	—
Other (income) expense	48,000	(57,000)

Loss before income taxes	(3,507,000)	(1,311,000)
Income tax expense (benefit)	4,000	(453,000)

Net loss	$(3,511,000)	$(858,000)

Basic loss per share	$(0.34)	$(0.08)

Diluted loss per share	$(0.34)	$(0.08)

Weighted shares outstanding:
Basic	10,180,000	10,169,000
Diluted	10,180,000	10,169,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the nine months ended December 31, 2007
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2007	10,180,000	13,526,000	$(4,432,000)

Stock-based compensation - options	—	8,000	—

Warrants		98,000

Net loss	—	—	(3,511,000)

Balance at December 31, 2007	10,180,000	13,632,000	$(7,943,000)

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Condensed Statement of Cash Flows
For the nine months ended December 31, 2007 and 2006
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,511,000)	$(858,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	225,000	272,000
Amortization of intangibles	30,000	32,000
Loss on impairment of intangible assets	48,000	—
Amortization of deferred financing fees	62,000	—
Provision for losses on receivables	(14,000)	(9,000)
Decrease (increase) in deferred income taxes	—	(170,000)
Stock-based compensation	8,000	67,000
Warrant costs	98,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	920,000	990,000
Decrease (increase) in inventories	417,000	(387,000)
Decrease (increase) in income taxes refundable	289,000	83,000
Decrease (increase) in prepaid expenses and other assets	(286,000)	(89,000)
Increase (decrease) in accounts payable	225,000	617,000
Increase (decrease) in accrued expenses	(282,000)	(175,000)

Net cash (used in) provided by operating activities	(1,771,000)	373,000
Cash flows from investing activities:
Additions to intangible assets	(42,000)	(154,000)
Capital expenditures	(151,000)	(73,000)

Net cash (used in) provided by investing activities	(193,000)	(227,000)
Cash flows from financing activities:
Borrowings under revolving line of credit	1,168,000	—
Borrowings under long term debt	750,000	—
Payments on long term debt	(68,000)	(11,000)

Net cash (used in) provided by financing activities	1,850,000	(11,000)

Net increase (decrease) in cash	(114,000)	135,000
Cash beginning of period	375,000	935,000

Cash end of period	$261,000	$1,070,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$211,000	$—
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

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three and nine-month periods ended December 31, 2007, are not necessarily indicative of the results expected for the year ended March 31, 2008. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2007, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. However, the Company’s prospects must be considered in light of substantial risks. The Company has experienced net losses since its fiscal year ended March 31, 2006 and as of December 31, 2007, it had an accumulated deficit of approximately $7,943,000. For the nine months ended December 31, 2007, the Company had a net loss of $3,511,000 and utilized approximately $1,771,000 of cash in operating activities. The Company expects operating losses to continue through its foreseeable future. At the filing date, the Company had utilized substantially all of the financing available through its revolving line of credit and its term note. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue operations. These factors could raise doubts about the Company’s ability to continue as a going concern.

In order to address this situation, on November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008. The Asset Sale is scheduled to be completed on February 15, 2008. Once the Asset Sale is completed, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business as well as products in development for the sleep disorder market. The Company is currently seeking to sell its in-home trans-filling business. The Company intends to focus its’ future efforts on the sleep disorder market.

The selling price for the conserver assets is $5,250,000, subject to adjustment for changes in working capital between the execution date of the APA and closing date (the “Selling Price”). The selling price may not exceed $5,500,000. There is no limit on a potential downward adjustment of the selling price based on a reduction in the working capital as defined the APA.

On January 2, 2008, CHAD Therapeutics Inc. (the “Company”) entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility.

Notes issued under the Credit Facility bear interest at a rate of 8% per annum and will mature at the earlier of (i) two business days after the closing of the APA with Inovo, or (ii) August 30, 2010. The notes are secured by a lien on the assets of the Company, which is subordinated to the security interest of Calliope Capital Corporation discussed in Note 6 below.

In connection with the Credit Facility, Mr. Yager and Mr. Jones received 321,428 warrants to purchase our common stock at a price per share equal to $ .28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility. The warrants have a term of five years. No additional warrants are issuable in connection with any additional borrowings the Company may make under the Credit Facility.

If the Asset Sale to Inovo closes during the first calendar quarter of 2008, then the Company anticipates it will have sufficient working capital in place for the next 12 months to continue operations. If the Asset Sale is not completed during the first calendar quarter of 2008, then the Company would require additional capital resources which may only be available pursuant to terms and conditions that would result in significant cost to the Company and significant dilution of the shareholders’ interest in the Company and its assets. Moreover, such additional financing may not be available at all, in which event the Company would need to consider other alternatives, including an orderly liquidation of its assets, curtailment of its current operations and seeking protection under the federal bankruptcy laws. The financial statements do not include any adjustments that might be required for the outcome of this uncertainty.

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

3.	Major Customers

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Customer A**	32.6%	43.9%	39.1%	39.7%

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

4.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per financial institution, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one financial institution over $100,000 and/or all funds in the interest bearing account. At December 31, 2007, the amount at risk was approximately $261,000.

The significant outstanding accounts receivable balances in 2007 were as follows:

	December 31	March 31
Customer A**	24.8%	41.0%
Customer B**	14.4%	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.

**	Indicates national chain customer.
5.	Inventories

Inventories in 2007 are summarized as follows:

	December 31	March 31
Finished goods	$2,120,000	$1,841,000
Work-in-process	1,837,000	2,240,000
Raw materials	2,183,000	2,476,000

	$6,140,000	$6,557,000

6.	Long-Term Debt and Revolving Line of Credit

Long-term debt in 2007 consists of the following:

	December 31	March 31
Long-term note	682,000	—
Less current portion	292,000	—

Total long-term debt	$390,000	$—

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

On January 2, 2008, CHAD Therapeutics Inc. (the “Company”) entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders.

Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility.

Notes issued under the Credit Facility bear interest at a rate of 8% per annum and will mature at the earlier of (i) two business days after the closing of the APA with Inovo, or (ii) August 30, 2010. The notes are secured by a lien on the assets of the Company, which is subordinated to the security interest of Calliope Capital Corporation.

In connection with the Credit Facility, Mr. Yager and Mr. Jones each received 321,428 warrants to purchase our common stock at a price per share equal to $.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The number of shares issuable for each warrant will be equal to (a) the principal amount of the Note issued at the Initial Closing multiplied by 0.30, divided by (b) the Exercise Price. The warrants have a term of five years. No additional warrants are issuable in connection with any additional borrowings the Company may make under the Credit Facility.

For the nine months ended December 31, 2007, amortization of deferred financing fees was $62,000. There were no deferred financing fees in fiscal year 2006.
7.	Subsequent Event

On January 31, 2008, the Company’s shareholders approved the sale of the Company’s conserver assets to Inovo pursuant to the APA and the sale is scheduled to close on February 15, 2008.

Upon close of the “Asset Sale”, the Company will no longer obtain revenues from sales of CHAD oxygen conserving devices. Such revenues were approximately 93% and 80% and 93% and 90% of the Company’s revenues for the three and nine-month periods ended December 31, 2007, and 2006, respectively. The remaining revenues were derived from the sale of the Company’s TOTAL O2 and in-home transfilling products. The Company is currently seeking to sell such business. The Company intends to focus its efforts on the development and commercialization of diagnostic and therapeutic products for the sleep disorder market.

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

9.	Loss Per Common Share

Following is a reconciliation of the numerators and denominators used in the calculation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	December 31		December 31,
	2007	2006	2007	2006
Basic loss per share:
Numerator-net loss	$(868,000)	$(435,000)	$(3,511,000)	$(858,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000	10,180,000	10,169,000

Basic earnings loss per share	$(0.09)	$(0.04)	$(0.34)	$(0.08)

Diluted loss per share:
Numerator-net loss	$(868,000)	$(435,000)	$(3,511,000)	$(858,000)
Denominator-weighted average common shares outstanding	10,180,000	10,169,000	10,180,000	10,169,000
Diluted effect of common stock options	—	—	—	—

	10,180,000	10,169,000	10,180,000	10,169,000

Diluted earnings (loss) per share	$(0.09)	$(0.04)	$(0.34)	$(0.08)

Options to purchase 872,000 shares of common stock at prices ranging from $0.50 to $7.62 per share and 914,000 shares of common stock at prices ranging from $0.50 to $11.50 were not included in the computation of diluted earnings per share for the three and nine-month periods ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

10.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2008, the Company has forecasted an effective tax rate of 35 percent. As of March 31, 2007, the Company has Federal net operating loss carryforwards of $1,459,000 expiring in 2027 and California net operating loss carryforwards of $3,442,000 expiring in 2013 through 2017. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, the Company’s deferred tax assets are fully offset by a valuation allowance.

11.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
United States	$2,495,000	$3,774,000	$8,652,000	$11,916,000
Canada	46,000	46,000	114,000	132,000
Japan	89,000	73,000	215,000	267,000
Europe	185,000	82,000	651,000	1,943,000
Indonesia	—	252,000	175,000	270,000
All other countries	114,000	80,000	301,000	238,000

	$2,929,000	$4,307,000	$10,108,000	$14,766,000

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 64.4% and 64.9% of the Company’s sales for the three-month periods ended December 31, 2007 and 2006, respectively and 66.3% and 69.6% of the Company’s sales for the nine-month periods ended December 31, 2007 and 2006 respectively.

12.	Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three and nine-month periods ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company would recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company would recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine-month periods ended December 31, 2007 and 2006, has been reduced for estimated forfeitures. For the nine-month period ended December 31, 2007, stock-based compensation expense of $8,000 was recorded to selling, general, and administrative expenses, all of which was due to FAS 123R option expense. For the nine-month period ended December 31, 2006, stock-based compensation expense of $67,000 was recorded to selling, general, and administrative expenses. Of the $67,000 in stock-based compensation recorded for the nine-month period ended December 31, 2006, $27,000 related to FAS 123R option expense with the remaining $40,000 related to restricted stock issued to directors that vested April 1, 2006. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 735,000 were available for future grant at December 31, 2007. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the nine months ended December 31, 2007 and 2006, respectively. A summary of stock option activity as of and for the nine-months ended December 31, 2007, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)

Outstanding at March 31, 2007	904,000	$2.09
Granted	—	—
Exercised	—	—
Forfeited or expired	32,000	1.52

Outstanding at December 31, 2007	872,000	$2.04	3.7

As of December 31, 2007:
Exercisable	861,000	$2.08	3.7
Vested and expected to vest	869,000	$2.09	3.7

No options were granted or exercised during the nine-months ended December 31, 2007 or 2006.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at December 31, 2007 for the options that were in-the-money at December 31, 2007. As of December 31, 2007, there was approximately $2,000 of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 6 months.

13.	Warrants

In connection with the Convertible Note financing transaction that the Company entered into in July 2007, the Company issued warrants to purchase up to 976,744 shares of the Company’s common stock at an exercise price of $1.24 per share. The closing price of the Company’s common stock on the issue date of the warrants was

$1.00 per share. The fair value of the warrants was approximately $588,000 and was determined using a Black Scholes pricing model. These warrants expire ten years from the date of issue and have a lock-up period of 12 months after any warrants are exercised. The warrants will be amortized over the 36 month life of the Convertible Note.

For the nine months ended December 31, 2007, amortization of the warrants was $98,000. There was no warrant amortization in fiscal year 2006.

14.	Commitments

The Company is currently leasing its administrative and plant facilities and certain office equipment under noncancelable operating leases that expire in June 2008.

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

From time to time, the Company becomes involved in certain legal actions in the ordinary course of business. The Company is not currently party to any pending legal actions.

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
.

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
Overview
CHAD Therapeutics, Inc. (the “Company”) develops, assembles, and markets medical devices that furnish supplementary oxygen to home health care patients. The Company was a pioneer in developing oxygen conserving devices that enhance the quality of life for patients by increasing their mobility and, at the same time, lower operating costs by achieving significant savings in the amount of oxygen actually required to properly oxygenate patients. The market for oxygen conserving devices has been, and continues to be, significantly affected by increased competition, consolidation among home oxygen dealers, and revisions (and proposed revisions) in governmental reimbursement policies. All of these factors, as described more fully below, have contributed to a more difficult market for the Company’s products. These factors contributed to a significant decline in the Company’s operating results for the six-month period ended December 31, 2007.
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
In addition, other changes in the health care delivery system, including the increase in the acceptance and utilization of managed care, have stimulated a significant consolidation among home care providers. Major national and regional home medical equipment chains have continued to expand their distribution networks through the acquisition of independent dealers in strategic areas. Margins on sales to national chains are generally lower due to quantity pricing and management anticipates continued downward pressure on its average selling price. Four major national chains accounted for approximately 40% and 32% of the Company’s net sales for the three-month period ended December 31, 2007 and 2006, respectively, and 47% of the Company’s net sales for the nine-month periods ended December 31, 2007 and 2006, respectively. One chain accounted for 33% and 44% of net sales for the three-month periods ended December 31, 2007 and 2006, respectively, and 39% and 40% of net sales for the nine-month periods ended December 31, 2007 and 2006, respectively. This increased dependence on a limited number of large customers may result in greater volatility and unpredictability of future operating results as changes in the purchasing decisions by one or more major customers can have a material effect upon our financial statements.
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

On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). On January 31, 2008, the Company’s shareholders approved the sale. The Asset Sale is scheduled to be completed on February 15, 2008. Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. One the Asset Sale is completed, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business, as well as products in development for the sleep disorder market. The Company is seeking to sell its in-home transfilling business and intends to focus its’ future efforts on the sleep disorder market.
The selling price for the oxygen conserver assets is $5,250,000 in cash, subject to adjustment for changes in working capital as defined in the APA between the execution date of the APA and closing date (the “Selling Price”). The Selling Price may not exceed $5,500,000. There is no limit on the possible downward adjustment of the Selling Price based upon a decline in the Company’s working capital as defined in the APA between November 16, 2007 and the closing date of the Asset Sale.
While management believes the “Asset Sale” should enable the Company to focus its efforts upon the growth opportunities presented by the sleep disorder market, none of the Company’s sleep disorder products are commercially available. Accordingly, in the near term the Company would continue to incur product development and operating expenses while generating limited or no revenue from product sales. Revenues from the sale of in-home transfilling products was $216,000 and $669,000 for the three and nine month periods ended December 31, 2007; however, the Company is actively seeking to sell such business. The Company has not generated any revenues from the sales of its sleep disorder products and it cannot predict when, if ever, it will generate revenues from sales of such products. The products for the sleep disorder market may never gain market acceptance and the Company may never achieve sufficient levels of revenue or profitability necessary to become a viable participant in the sleep disorder market. The Company expects operating losses to continue through the foreseeable future as it continues to expend resources to complete development of its products, obtain regulatory clearances and approvals, conduct further research and development, and launch its products into the marketplace. For information that may affect the outcome of forward-looking statements in this Overview regarding the Company’s business strategy and its introduction of new products, see Part II of this report, Item 1A – Risk Factors.
Results of Operations
The Company’s operating results deteriorated significantly during the three- and nine-month periods ended December 31, 2007. Net sales for the three and nine-month periods ended December 31, 2007 decreased by $1,378,000 (32.0%) and $4,658,000 (31.6%), respectively, as compared to the same periods in the prior year. The primary reasons for the decrease in sales for the three and nine-month periods ended December 31, 2007, were (i) a decline of 27.1% and 27.7%, respectively, in unit sales of conservers, (ii) price reductions on domestic conservers, (iii) decreases in TOTAL O2 sales and (iv) a decline in sales to foreign distributors. Revenues from conserver and therapeutic device sales decreased by 32.5% and 34.8%, respectively for the three and nine-month periods ended December 31, 2007 as compared to prior year. The Company believes that the reduction in unit sales is largely the result of continuing uncertainty regarding government reimbursement polices, which has caused many dealers to defer or reduce their purchases of new equipment. In addition, conserver sales to the Company’s largest customer declined by approximately 49.5% and 32.5%, respectively, for the three and nine months ended December 31, 2007, as compared to the prior year’s period as the Company has encountered increased competition in the sale of pneumatic conservers to such customer. As noted above, management expects continued downward pressure on its average selling price. In addition, future operating results may be increasingly dependent upon purchasing decisions of a limited number of large customers.
Revenues from TOTAL O2 sales decreased 59.5% and 53.8% for the three and nine-month periods ended December 31, 2007, as compared to the same period in the prior year. Ongoing concerns regarding potential additional changes to reimbursement procedures continue to negatively impact sales of the TOTAL O2 System.
Sales to foreign distributors represented 14.9% and 12.4% and 14.4% and 19.3% of net sales for the three and nine-month periods ended December 31, 2007 and 2006, respectively. Foreign sales declined by 18.4% and 48.9% for the three and nine-month periods as compared to the same periods in the previous year. This decrease was driven by a 32.5% and a 34.8% decrease in conserver sales for the three and nine-month periods ended December 31, 2007, as compared to the same period in the prior year.
Cost of sales as a percent of net sales decreased from 75.4% to 60.4% for the three-month period ended December 31, 2007, and increased from 69.6% and 74.7% for the nine-month period ended December 31, 2007, as compared to the same periods in the prior year. The decrease in cost of sales as a percentage of sales for the three-month period as compared to the same period in the prior year is due to a decrease in employees as well as a decrease in employee benefits. The increase in cost of sales as a percentage of net sales for the nine-month period as compared to the same period in the prior years was primarily due to the decrease in sales as compared to consistent fixed manufacturing costs, as well as continued downward price pressures in the marketplace and an increase in sales as a percentage of total sales to high volume purchasers that receive discounted rates. We currently expect downward price pressure for the foreseeable future. While the Company has sought to reduce manufacturing costs by transferring some operations to overseas contractors, such efforts have not yet produced significant cost savings, largely as a result of quality and reliability issues encountered in qualifying such overseas contractors.
Selling, general, and administrative expenditures increased from 33.0% to 52.5% and from 32.5% to 44.5%, respectively, as a percentage of net sales for the three and nine-month periods ended December 31, 2007, as compared to the same periods in the prior year. While the Company’s ongoing cost reduction efforts have decreased actual selling, general, and administration expenditures, decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses decreased by $37,000 and increased by $159,000, respectively for the three and nine-month periods ended December 31, 2007, as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $1,754,000 in the fiscal year ending March 31, 2008, on projects to enhance and expand the Company’s sleep product line. During fiscal year 2007, the Company spent $1,466,000 on research and development. The Company wrote down a $48,000 license fee during the second quarter of fiscal year 2008 when the Company determined to stop development of the product lines related to that license fee.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2007, the Company has Federal net operating loss carryforwards of $1,459,000 expiring in 2027 and California net operating loss carryforwards of $3,442,000 expiring in 2010 through 2013. At December 31, 2007, the Company has fully reserved against all of its Federal and State net operating loss carryforwards. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets may be recognized in the future.
Financial Condition
General
The significant deterioration in the Company’s operating results during the six-months ended December 31, 2007 has contributed to a worsening of the Company’s financial condition. During that period, the Company’s negative cash flow from operations was approximately $1,771,000, with $1,702,000 of negative cash flow resulting from operations between July 1 and December 31, 2007. The cash raised by the Company through its borrowings from Calliope Capital Corporation (discussed below) has largely been exhausted to fund on-going operations in light of the decline in operating results.
In order to address this situation, on November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). The Asset Sale was approved by a majority of the Company’s shareholders on January 31, 2008, and is scheduled to close on February 15, 2008. Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. Once the Asset Sale is completed, the Company will no longer develop and sell oxygen conserver products. The Company will retain the assets related to its TOTAL O2 and in-home transfilling business, as well as products in development for the sleep disorder market. The Company’s is seeking to sell its in-home transfilling business and intends to focus its’ future efforts on the sleep disorder market.
The selling price for the conserver assets is $5,250,000, subject to adjustment for changes in working capital as defined in the APA between the execution date of the APA and closing date (the “Selling Price”). The Selling Price may not exceed $5,500,000. There is no limit on the potential downward adjustment of the Selling Price based upon a decline in the Company’s working capital as defined in the APA.
If the Asset Sale closes during the first calendar quarter, then the Company anticipates it will have sufficient working capital in place for the next 12 months to continue operations. If the Asset Sale is not completed during the first calendar quarter of 2008, then the Company would require additional capital resources which may only be available pursuant to terms and conditions that would result in significant cost to the Company and significant dilution of the shareholders’ interest in the Company and its assets. Moreover, such additional financing may not be available at all, in which event the Company would need to consider other alternatives, including an orderly liquidation of its assets, curtailment of its current operations and seeking protection under the federal bankruptcy laws.
At December 31, 2007, the Company had cash totaling $261,000 or 2.6% of total assets, as compared to $375,000 (3.2% of total assets) at March 31, 2007. Net working capital decreased from $7,266,000 at March 31, 2007, to $4,135,000 at December 31, 2007. Net accounts receivable decreased $906,000 during the six months ended December 31, 2007, due to the decrease in sales and the timing of payments from significant customers. Future increases or decreases in accounts receivable will generally coincide with sales volume fluctuations and the timing of shipments to foreign customers. During the same period, inventories decreased $417,000. The Company attempts to maintain sufficient inventories to meet its customer needs as orders are received and new products are introduced. Thus, future inventory and related accounts payable levels will be impacted by the ability of the Company to maintain its safety stock levels. If safety stock levels drop to target amounts, then inventories in subsequent periods will increase more rapidly as inventory balances are replenished.
Liquidity and Capital Resources
Historically, the Company has depended primarily upon its cash flow from operations to finance its inventory and operating expenses and to meet its capital requirements. However, recent operating trends have required the Company to seek outside financing in order to enhance its cash resources. The Company’s cash flow for the nine-months ended December 31, 2007, was negative and the Company cannot predict when it will generate a positive cash flow from operations. The Company anticipates capital expenditures during the next twelve months to be approximately $100,000. Moreover, the Company’s efforts to expand its product line and enter the sleep disorder market may require significant cash resources for product development, manufacturing, and marketing.
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
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. Total borrowings against the line of credit were $1,168,000 at December 31, 2007 while total borrowings against the Convertible Note were $682,000.
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
The Company is not in a position to make substantial additional draws on the Calliope Captial Credit Line. In order to address the Company’s limited ability to draw against its Credit Line, on January 2, 2008, we entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility.
Notes issued under the Credit Facility bear interest at a rate of 8% per annum and will mature at the earlier of (i) two business days after the closing of the APA with Inovo or (ii) August 30, 2010. The notes are secured by a lien on the assets of the Company that is subordinated to the security interest of Calliope Capital Corporation.
In connection with the Credit Facility, Mr. Yager and Mr. Jones each received 321,428 warrants to purchase our common stock at a price per share equal to $.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The warrants have a term of five years. No additional warrants are issuable in connection with any additional borrowings the Company may make under the Credit Facility.
The following table aggregates all of the Company’s material contractual obligations as of December 31, 2007. This table does not reflect the obligations incurred under the Credit Facility in January 2008:

	Payments Due by Period
Contractual		Less than 1	1 – 3	3 – 5	After 5
Obligations	Total	Year	Years	Years	Years
Operating lease obligations	$246,000	$237,000	$9,000	—	—
Minimum royalty obligations	$1,627,000	$530,000	$1,007,000	$90,000	—
Employee obligations	$160,000	$160,000		—	—
Convertible Note	$682,000	$250,000	$250,000	$182,000	—
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
Intangible and long-lived assets – The Company’s intangible assets consist of license fees and the costs associated with obtaining patents including legal and filing fees. At December 31, 2007, approximately $944,000 of these intangible assets relate to products under development for the sleep disorder market, with the balance relating to the Company’s oxygen therapy products. The Company uses actual costs when recording the fair value of these intangible assets. If there is a triggering event, the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. In assessing the carrying amounts of the assets related to the sleep disorder market, the Company has considered the size of the market and potential future cash flows for these products based on statistics available through the National Institute of Health and Medicare, as well as data from other professional sources. In assessing the carrying amounts of the assets related to the oxygen therapy market, the Company considered two separate events as triggering events. In August 2007, the Company discontinued development of a product line resulting in the write-off of $48,000 in license fees relating to the product line no longer in development. The Company also considered the Asset Sale an indicator of fair value for the intangible assets relating to the oxygen therapy market remaining at December 31, 2007 resulting in no change to the net book value of those assets. The Company bases the useful life of its intangible assets on the assets patent life, currently 17 years. The Company utilizes patent life as its useful life due to its product history. The Company’s experience has been that technology supported by the patents the Company has established is utilized for the entire life of the patent. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset, and the impact of significant negative industry or economic trends.
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
Item 4. Controls and Procedures
The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”). Based upon such evaluation, the Company’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the Company record, process, summarize, and report information required to be disclosed by the Company in its quarterly reports filed under Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II
Other Information
Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held a Special Meeting of Shareholders on January 31, 2008:
(a)	The Company’s Special Meeting of Shareholders was held on January 31, 2008 in Chatsworth, California.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934..

(c)	At the Special Meeting, the following matters were considered and voted upon:
(i)	The approval of the sale of the Company’s oxygen conserver business in accordance with the terms and conditions of an Asset Purchase Agreement, dated as of November 16, 2007, between Inovo, Inc., a Florida corporation, and CHAD Therapeutics, Inc., a California corporation

	For	Against	Withheld
To approve the Asset Sale	7,183,378	49,300	8,807
Item 5. Other Information
None.
Item 6. Exhibits
10.5 Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D., and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.) (1)
10.20 OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil). (2)

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

(2)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

(4)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

(6)	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

(7)	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 3, 2007.

(8)	Previously filed as an Exhibit to the Registrants Report on Form 10-Q for the quarter ended September 30, 2007.

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
10.32 Warrant dated July 30, 2007 (7)
10.33 Asset Purchase Agreement dated November 16, 2007(8)
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO
31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO
32* Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.1 Press release dated February 14, 2008

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

CHAD THERAPEUTICS, Inc.
(Registrant)

Date 02/14/2008	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 02/14/2008	/s/ Tracy A. Kern Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Press release dated February 14, 2008

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.