Form 10-K
period 2008-03-31
CHAD THERAPEUTICS INC
filed 2008-06-27
CIK 713492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of September 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $6,980,000 (based upon the last closing price for shares of the registrant’s common stock as reported by the American Stock Exchange as of that date). Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were approximately 10,180,000 shares of common stock outstanding as of June 26, 2008.

PART I
Item 1. Business
Chad Therapeutics, Inc., a California corporation (the “Company” or “CHAD”) was organized in August 1982 to develop, produce, and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and introduced additional respiratory care devices in subsequent years.
A protracted period of reductions in reimbursement for home respiratory care and continuing uncertainty with respect to future prospects for an adequate reimbursement regime caused the Company to make the decision to exit the oxygen business. On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer assumed certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc., (“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2 Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1,825,000. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties.
The Company is currently focused exclusively on the development and commercialization of diagnostic and therapeutic devices for the multi-billion dollar sleep disorder market.
The universe of patients known to be suffering from sleep disordered breathing conditions, such as obstructive sleep apnea (“OSA”) and snoring, is growing substantially. The most common and most debilitating of sleep-related afflictions is OSA. It is estimated that in the United States alone, this represents over 40 million people. Despite the high prevalence of OSA, there is a general lack of awareness of OSA among both the general public and the medical community. For patients diagnosed with the condition at one of the approximately 3,700 sleep labs in the United States, treatment typically involves the use of a continuous positive air pressure (“CPAP”) device and associated disposable devices. Both diagnosis and treatment are largely covered by private insurance.
Management believes that strong growth in the market for diagnostic and therapeutic devices for the sleep disorder market will continue to be driven by (1) increased understanding of the causes, symptoms and effects of sleep disorders, (2) growing clinical focus on the relationships between certain sleep disorders and certain serious diseases such as congestive heart disease, (3) increasingly frequent and accurate diagnosis of sleep disorders and (4) continued growth in the number of sleep diagnostic laboratories. In addition, on March 14, 2008, the Centers for Medicare Services (“CMS”) announced that, in addition to polysomnography performed in sleep laboratories, it will provide reimbursement for unattended home sleep testing with certain categories of devices. Management believes that this CMS ruling will lead to home testing of a substantial number of patients who would not otherwise have access to testing and, consequently, to a substantially larger market for treatment devices such as the Company’s FloPAP device.

Sleep is a complex neurological process that includes two distinct states: rapid eye movement, or REM, sleep and non-rapid eye movement, or non-REM, sleep. REM sleep, which is about 20% — 25% of total sleep experienced by adults, is characterized by a high level of brain activity, bursts of rapid eye movement, increased heart and respiration rates, and paralysis of many muscles. Non-REM sleep is subdivided into four stages that generally parallel sleep depth; stage 1 is the lightest and stage 3 is the deepest.
The upper airway has no rigid support and is held open by active contraction of upper airway muscles. Normally, during REM sleep and deeper levels of non-REM sleep, upper airway muscles relax and the airway narrows. Individuals with narrow upper airways or poor muscle tone are prone to temporary collapses of the upper airway during sleep, called apneas, and to near closures of the upper airway, called hypopneas. These breathing irregularities result in a lowering of blood oxygen concentration, causing the central nervous system to react to the lack of oxygen or increased carbon dioxide and signaling the body to respond. Typically, the individual subconsciously arouses from sleep, causing the throat muscles to contract, opening the airway. After a few gasping breaths, blood oxygen levels increase and the individual can resume a deeper sleep until the cycle repeats itself. Sufferers of OSA typically experience ten or more such cycles per hour. While these awakenings greatly impair the quality of sleep, the individual is not normally aware of these disruptions. In addition, OSA has recently been recognized as a contributing cause of hypertension, heart disease, stroke and diabetes.
While OSA has been diagnosed in a broad cross-section of the population, it is most commonly found in middle-aged men and those who are obese, smoke, consume alcohol in excess or use muscle-relaxing and pain-killing drugs.
The National Center on Sleep Disorders Research estimates that sleep disorders result in $16 billion in annual healthcare costs in the United States.
Generally, an individual seeking treatment for the symptoms of OSA or other sleep disorders is referred by a general practitioner to a specialist for further evaluation. The diagnosis of OSA typically requires monitoring the patient during sleep at either a sleep clinic or the patient’s home. During overnight testing, respiratory parameters and sleep patterns may be monitored, along with other vital signs such as heart rate and blood oxygen levels.
While surgical treatment is available to address certain cases of OSA, many patients are treated by use of a CPAP which, is a non-invasive treatment method. CPAP systems were commercialized for treatment of OSA in the United States in the mid 1980’s. Today, use of CPAP is generally acknowledged as the most effective and least invasive therapy for managing OSA.
During CPAP treatment, a patient sleeps with a nasal interface connected to a small portable airflow generator that delivers room air at a positive pressure. The patient breathes in air from the flow generator and breathes out through an exhaust port in the interface. Continuous air pressure applied in this manner acts as a pneumatic splint to keep the upper airway open and unobstructed. Interfaces include nasal masks and nasal pillows. Sometimes, when a patient leaks air through their mouth, a full-face mask may need to be used, rather than a nasal interface.
CPAP is not a cure and therefore, must be used on a nightly basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. Patients experienced soreness from the repeated use of nasal masks and had difficulty falling asleep with the CPAP device operating at the prescribed pressure. In more recent years, product innovations to improve patient comfort and compliance have been developed. These include more comfortable patient interface systems; delay timers that gradually raise air pressure allowing the patient to fall asleep more easily; bi-level air flow generators, including Variable Positive Airway Pressure, or VPAP systems, which provide different air pressures for inhalation and exhalation; heated humidification systems to make the airflow more comfortable; and auto-titration devices that reduce the average pressure delivered during the night.

In the United States, the referral of patients to sleep physicians and sleep labs tends to come primarily from pulmonologists and primary care physicians. Once a patient has been diagnosed by a sleep lab and requires therapy, the patient will typically be served by a home medical service provider that is independent of the sleep lab (in some instances, sleep diagnostic providers in the United States have also begun to offer the therapy services). In contrast, in Europe and other overseas markets, with some exceptions, referrals to sleep labs tend to be generated by neurologists. Thereafter, diagnostic services and therapy are typically more inter-linked.
The Company believes that the market for devices treating sleep disorders will continue to grow in the future due to a number of factors including increasing awareness of OSA, improved understanding of the role of sleep disorders in the management of cardiac, neurologic, metabolic and related disorders, and an increase in home-based diagnosis. As baby boomers continue to age and the incidence of obesity and diabetes continues to grow, the need for devices treating sleep disorders will also grow. We believe that the Company is well positioned to capitalize on this growth as the devices it is developing based on its patented and proprietary technologies offer unique features that can substantially improve the accuracy of diagnosis and the comfort of patient treatment.
Products Under Development
FloCHANNEL. Management believes that the Company’s initial diagnostic device, the FloCHANNEL™, will be the only device on the market that is capable of monitoring left and right nasal airflow independently, while also monitoring oral airflow, constant baseline airflow, and volumetric sleep scoring in an attended sleep lab. A patent pending quantitative tidal volume trend line output is also a feature of this technology. The patented device is intended to be connected to standard sleep lab systems. The FloCHANNEL has been tested and studied at Stanford University, Texas State University, and independent sleep labs.
FloPAP. Management also believes that the patented treatment device it has in development, the FloPAP™ device, will be the only device able to monitor and control left and right nasal airflows individually and independently, creating a more comfortable equalizing of airflows throughout respiration and promoting improved patient compliance. This patented device enables lower operating pressures, lower nasal airflow velocities, greater ventilation, which will lead to improved patient compliance, comfort, and therapy for the treatment of OSA and potentially other disorders. FloPAP uses an integrated humidifier.
Simple REM. The Company plans to seek FDA marketing clearance for a third sleep device, Simple REM™, a diagnostic device for home use, later in 2008. The Simple REM is primarily intended for performing unattended sleep studies, including OSA screening, in the home or care facility. The Simple REM is a patented advanced sleep study device. It uniquely identifies nasal cycle and its correlating effects, nasal resistance effects, maintains a constant baseline of airflow measurement, and quantifies independent nasal breathing. Simple REM incorporates an internal pulse oximeter. The Simple REM provides greatly improved scoring accuracy, nasal cycle tracking, and inherent self-scoring capabilities. New markets for durable medical equipment (“DME”) providers, ear, nose and throat specialists (“ENT’s”), pulmonologists, pediatricians, and primary care physicians open up as a result. Data are stored on a memory card and is available for the physician to review on easy to read Excel reports. Scoring parameters may be set by the physician.
Rhinomanometer. The Company is also in the process of developing a Rhinomanometer, which is a nasal function study device, which measures the nasal resistance of patient’s nares individually, allowing a physician to objectively measure and diagnose anatomical disorders such as deviated septum, nasal polyps, large adenoids, nasal foreign bodies, and hypertrophic turbinate bones. Non-anatomical effects that may cause nasal resistance issues can also be measured and differentiated, such as nasal resistance effects of chronic sinusitis, allergies, overuse of nose sprays, birth control pills, hypertension, and thyroid abnormality. This makes the rhinomanometer potentially very useful to ENT’s.

Other Products. Also in development is a Bifurcated Nasal Oral Cannula, which is a patented nasal/oral pneumatic airflow tubing system that is applied to the nose and mouth of a patient. This 3-port nasal cannula is designed to be used with a proprietary airflow filter for performing one or two night sleep studies. The cannula is used by the patient for up to two nights and then is disposed of. The nasal cannula and filters are intended to be attached to either the FloCHANNEL or the Simple REM products.
In addition the Company is developing a FloPAP Mask, which is a patented patient nasal mask system for the FloPAP device. CHAD anticipates providing several designs, offering an array of options for the patient. Also in development is a FloPAP Patient Circuit, a patent pending patient circuit (hoses) that is designed to be the only circuit that will work with the FloPAP product. The patient circuit incorporates patient specific pneumatic connections that are also specific to the FloPAP Humidifier.
Research and Development
For the years ended March 31, 2008, and 2007, the Company expended approximately $1,501,000 and $1,466,000, (with $731,000 and $1,249,000 related to discontinued operations), on research and development and has expended approximately $13,633,000 since its inception in August of 1982. The Company operates in an industry that is subject to rapid technological change, and its ability to compete successfully depends upon, among other things, its ability to stay abreast or ahead of new technological developments. Accordingly, the Company expects to expend significant amounts for the development or acquisition of new products or the improvement of existing products. In the next fiscal year the Company expects to spend approximately $950,000 on development of its sleep product projects. The Company conducts research and development internally and also utilizes the services of outside firms and consultants for its research and development activities.
Licensing and Related Agreements
The Company has entered into license agreements (the “Inventor’s License Agreements”) agreements with AirMatrix Technologies and ACOBA, LLC (the “Inventors”), with respect to unique diagnostic and therapeutic products for the sleep disorder market.
Pursuant to the Inventor’s License Agreements, the Inventors granted to the Company an exclusive license (with the right to grant sublicenses) to manufacture, use, and sell devices using the licensed technologies for the sleep disorder market. The Inventor’s License Agreements provide that the Company pay royalties to the Inventors on the net proceeds of sales of each device covered by the agreement at rates ranging from four percent (4%) to eight percent (8%). The Company is obligated to prosecute and defend, at its own expense, any infringement suits related to the manufacture or sale of each device covered by any such agreement. Each Inventor’s License Agreement continues until the expiration of the last to expire of any patent covering the related device or, if no patent is issued, for 10 years.
Marketing
The Company’s marketing efforts will initially focus on sleep labs and will entail promotion of products that sleep labs can utilize to provide improved diagnostics with no increase in cost. The Company has also developed an “opinion leader” marketing strategy that takes advantage of the Company’s relationships with leading university sleep research centers in Texas and California. The FloCHANNEL has been under testing at Stanford University for approximately one year. The FloCHANNEL device was introduced at the Associated Professional Sleep Societies (APSS) show in Baltimore, Maryland in June 2008. The head of the Stanford University Sleep Clinic delivered a lecture at the APSS show on the FloCHANNEL technology.

The Company will market its products directly to sleep labs throughout the United States. The Company plans to introduce the sleep products with a sales force initially comprised of manufacturers reps that will call on sleep labs and sleep physicians. An initial group of manufacturers reps has been identified to launch the FloCHANNEL device in 2008. The Company plans to hire up to three direct sales reps to augment the manufacturers sales reps as the business expands. Sales support will be provided by technical service reps who will be involved in the setup of the diagnostic devices in sleep labs. The Company will also utilize direct mail, trade show attendance, trade advertising, and a web site to promote the benefits of its products to sleep labs.
Manufacturing and Sources of Supply
Product development, which has been a joint effort of CHAD’s product development team and the inventors based in St. Louis, will all be transferred to St. Louis. These employees will be housed in facilities that the inventors are currently using and which the Company is already funding. The Company’s current VP of Engineering will continue to supervise this team.
Contract manufacturers will be used to manufacture all products for the sleep market; no internal manufacturing is presently planned. Device manufacturing will be performed by a supplier in the upper Midwest that has extensive experience in manufacturing medical devices. The Company has already qualified this supplier and orders for the first product, the FloCHANNEL device, have already been placed. Tubing and masks will be made by a supplier in Hong Kong that has successfully manufactured oxygen products for the Company for a number of years. The Company believes alternative manufacturing arrangements would be available if necessary.
The Company is not aware of any shortages of materials necessary for the manufacture of its products.
The Company has received ISO 13485 certification for its facility based on criterion developed by the International Organization for Standardization, a quality standards organization headquartered in Geneva, Switzerland. The primary component of the certification process is an audit of the facility’s quality systems, which are conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Devices Directive.
Customers, Backlog and Orders
The Company has not yet sold any of its products in development for the sleep disorder market. Commercialization will begin after 510k clearance has been received from the Food and Drug Administration for the FloCHANNEL diagnostic device. The Company will provide customers for the sleep disorder products with a right to return merchandise for credit and require payment within a time frame consistent with industry standards. The Company will provide warranties for certain of its products based on industry standards and will accrue for the estimated expenses associated with those warranties based on the best information available, primarily historical claims experiences.
The information below relates to sales of the Company’s oxygen products. The Company completely exited the oxygen business as of March 2008, and there will be no further sales of oxygen products.
Financial Information Relating to Foreign and
Domestic Operations and Export Sales
(in 000’s)

	2008	2007	2006

Sales
United States	$10,166	$15,795	$17,996
Canada	144	174	193
Japan	241	346	506
Europe	702	2,054	3,337
Indonesia	175	271	42
All other countries	363	341	280

Total	$11,791	$18,981	$22,354
     All identifiable assets are located in the United States.
     At March 31, 2008, the Company had no backlog of orders for any of its products.

Competition
The Company’s primary competitors will be sleep industry leaders ResMed and Respironics Inc. (now a wholly-owned subsidiary of Royal Philips Electronics), as well as many other suppliers of sleep diagnostic and therapeutic equipment and supplies, some of which are substantially larger than the Company. Many of these competitors have substantially greater financial, research and marketing resources than the Company. Moreover, their products are often well established in the market and have a track record of performance, which we lack. Nonetheless, we believe that the Company’s unique technologies, which enable it to produce a therapeutic product with the ability to sense and respond independently to airflow in both nostrils and the mouth, represents a significant achievement which we believe will become a competitive advantage. Management believes that the combination of a large, under-served and rapidly growing sleep market, and the FloCHANNEL’s demonstrable advantages in therapeutic technology and patient comfort, should allow the Company to achieve meaningful market penetration, provided that it can attract sufficient financial resources to pursue its marketing plan.
Patents and Trademarks
The Company regards the products that it develops or licenses and its manufacturing processes as proprietary and relies on a combination of patents, trademarks, trade secret laws, and confidentiality agreements to protect its rights in its products. United States’ patents have been issued covering eight of the technologies the Company is currently developing and applications have been filed on thirteen additional technologies.
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

The Company has obtained U.S. registration for the trademark “FloCHANNEL” and “FLOPAP.” A series of foreign applications to register the trademark “FLOPAP” in a number of countries of commercial interest to the Company have been filed.
Governmental Regulation
The commercialization of the sleep diagnostic and therapy devices is subject to the Federal Food, Drug and Cosmetic Act (the “Food and Drug Act”) and to regulations issued thereunder. The Company anticipates that commercialization of other devices that it intends to market will also be subject to the Food and Drug Act. The Food and Drug Act is administered by the Food and Drug Administration (“FDA”), which has authority to regulate the marketing, manufacturing, labeling, packaging, and distribution of products subject to the Food and Drug Act. In addition, there are requirements under other federal laws and under state, local, and foreign statutes that may apply to the manufacture and marketing of the Company’s products. The Medical Device Amendments of 1976 to the Food and Drug Act (the “Amendments”) and the Safe Medical Device Act of 1990 significantly extended the authority of the FDA to regulate the commercialization of medical devices. The Amendments established three (3) classifications of medical devices: Class I, Class II, and Class III. With respect to all three (3) classes, the general provisions of the Food and Drug Act prohibit adulteration and misbranding. A medical device may be adulterated if the device is or could be adversely affected by its methods of manufacture, storage, or packaging. A medical device may be misbranded if its labeling is false or misleading or if its labeling does not contain specific information required by law applicable to such type of device. In addition, failure to register a medical device covered under the Food and Drug Act will render it misbranded under the Food and Drug Act.
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
Employees
As of June 23, 2008, CHAD had 4 full-time employees. None of the Company’s employees are represented by unions, and the Company believes its employee relations are satisfactory.
Item 1A. Risk Factors
Forward-looking statements in this report reflect the Company’s current views and expectations. However, such forward looking statements are subject to the risks and uncertainties described herein which may cause future operating results to differ materially from currently anticipated results.
We depend upon our unproven products for the sleep disorder market for our future success.
Our future results will depend upon our ability to successfully complete the development of our sleep disorder products and our ability to commercially introduce such products. These products are electro-mechanical devices designed to be used by physicians and sleep clinics to diagnose and treat sleep disorders such as apnea. All of our historical revenues have been generated from the sale of oxygen therapy products. None of our sleep disorder products are currently available on a commercial basis. Several remain in the development stage. We currently expect to begin marketing the first of our sleep disorder products in the third calendar quarter of 2008.
We face significant challenges in executing our plan to enter the sleep disorder market. None of our sleep disorder products have been commercially proven and we do not have an established presence in this sector of the health care market. We will face competition from several well established manufacturers of products for the sleep disorder market, all of whom have substantially greater financial and marketing resources than we have. Our ability to enter this market will depend upon proving the efficacy of our products, persuading physicians, sleep clinics and others of the efficacy and technical advantages which we believe our sleep disorder products will offer, developing a strategy for marketing our sleep disorder products and obtaining the financial resources to support these efforts. As with any business which has not established its commercial viability, there is a high risk that we will fail in our efforts to implement this strategy.
Most of our sleep disorder products remain in the development stage and we do not know when, if ever, we will generate any revenues from such products.
Most of our products for the sleep disorder market remain in the development stage. Before we can commercially introduce such products, we must complete the development process, undertake clinical tests to demonstrate the efficacy and safety of such products, modify the products to the extent that clinical testing indicates further improvements are necessary and obtain marketing approval from the Food & Drug Administration. Each of these steps is subject to multiple risks which could prevent or delay the commercial introduction of such products. As a result, it is not possible for us to predict when, if ever, we will generate revenues from the sale of such products.
We will require additional financial resources to implement our strategy with respect to the sleep disorder market. Failure to obtain such resources will diminish our prospects for success.
In order to have adequate funding to expedite the development and commercialization of our sleep disorder products, we will require additional funding. Although several potential investors and strategic partners have expressed a preliminary interest in our sleep disorder products, we do not currently have in place any commitments for funding to support our strategy for the sleep disorder market. If such funding is not obtained, then we will be dependent upon the net proceeds generated by the Asset Sale and the sale of our transfilling assets. The net proceeds from the sale of our oxygen conserver assets and the transfilling assets, after payment of all of our secured obligations, termination expenses and transaction fees, are not sufficient to enable us to continue our operations for the next 12 months.
If we do raise additional funding through the sale of securities to support our sleep disorder strategy, the terms of any such financing may significantly dilute the equity interests of our current shareholders. Moreover, such funding may be in the form of senior equity with liquidation and other preferences over our common stock. The funding could also be in the form of convertible or non-convertible debt which could place significant restrictions upon our business operations.
If we are unable to raise sufficient funds to implement our strategy for the sleep disorder market, then our prospects for success will be materially diminished as we will lack the ability to aggressively market our sleep disorder products.
Our future results will depend upon our ability to continue to successfully introduce new products. Difficulties encountered in introducing new products will harm our future operating results.
The sleep disorder market is subject to continuing technological change. Our products may become obsolete if we do not stay abreast of such changes and introduce new and improved products.

There are a number of significant risks involved with new product introductions. Problems encountered in the design and development of new products or in obtaining regulatory clearances to market the products may impair our ability to introduce any new product in a timely manner. Competitors may leapfrog our development efforts, particularly if our development efforts are delayed.
The commercial success of any new products we do introduce will depend upon the health care community’s perception of such products’ capabilities, clinical efficacy and benefit to patients. In addition, prospective sales will be impacted by the degree of acceptance achieved among patients suffering from sleep disorders. Our prospective customers may be reluctant to try unproven products which we introduce. Our ability to successfully introduce new products in a new market sector such as the sleep disorder market will also be complicated by our lack of experience and our lack of an established reputation in this market. Thus, the success of any new products we may introduce is unpredictable and our future results may suffer if we are unable to successfully introduce new products.
Failure to protect our intellectual property rights could hurt our ability to compete in the sleep disorder market.
The success of our strategy for the sleep disorder market is dependent to a significant extent upon our ability to develop products that have what we believe will be certain technical advantages over currently available sleep disorder products. Such technical advantages are derived from proprietary technologies and rights to patented inventions. Our ability to adequately protect such intellectual property rights is therefore crucial to our potential success in the sleep disorder market. We pursue a policy of protecting our intellectual property rights through a combination of patents, trademarks, license agreements, confidentiality agreements and protection of trade secrets. To the extent that our products do not receive patent protection, competitors may be able to market substantially similar products, thereby eroding our potential market share. Moreover, claims that our products infringe upon the intellectual property rights of any third party could impair our ability to sell certain products or could require us to pay license fees, thereby increasing our costs.
If we are unable to stay abreast of continuing technological change, our products may become obsolete, resulting in a decline in sales and profitability.
The health care industry is characterized by rapid technological change. We have limited internal research and development capabilities. Historically, we have contracted with outside parties to develop new products. Many of our competitors have substantially greater funds and facilities to pursue development of new products and technologies. If we are unable to maintain our technological edge, our product sales will suffer and we may not achieve profitability.
Our operating results would be adversely affected if we incur uninsured losses due to product liability claims.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company’s offices and manufacturing facilities are situated in premises located in Chatsworth, California, and consist of approximately 55,500 square feet, at a monthly rental fee of $36,000 pursuant to a lease expiring in June 2008. Subsequent to the completion of its manufacturing transition agreements, the Company will relocate its offices to an approximately 1,200 square foot office/warehouse facility also located in Chatsworth, California, in June 2008 at a monthly fee of $1,200 plus taxes and utilities. The Company does not own any real property and does not anticipate acquiring any in the foreseeable future.
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
Item 4. Submission of Matters to a Vote of Security Holders.
On January 31, 2008 the Company held a Special Meeting of shareholders wherein the shareholders considered and voted upon a proposal to approve the sale of the Company’s oxygen conserver business in accordance with the terms and conditions of an Asset Purchase Agreement, dated as of November 16, 2007, between Inovo, Inc., a Florida corporation and the Company (the “Asset Sale”). The shareholders also voted upon a proposal to adjourn the special meeting for the purpose of soliciting additional proxies, if necessary, with respect to the Asset Sale. The transaction was approved by more than 70% of the outstanding shares as of the record date of the Company. More than 99% of the shares represented at the Special Meeting were voted in favor of each proposal. More specifically, the Company’s shareholders approved both proposals by the votes indicated below:

Shares
For	7,183,378
Against	49,300
Abstain	8,087

PART II
Item 5. Market for Registrant’s Common Equity, R elated Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
The Company’s common stock is quoted on the American Stock Exchange under the symbol “CTU.” The following table sets forth the high and low closing sale prices for the common stock for the calendar quarters indicated:

Quarter Ended	High	Low
June 30, 2006	3.05	2.41
September 30, 2006	2.85	1.46
December 31, 2006	3.06	1.86
March 31, 2007	2.42	1.42
June 30, 2007	2.19	1.39
September 30, 2007	1.41	.68
December 31, 2007	.96	.26
March 31, 2008	.54	.26
As of June 17, 2008, there were approximately 216 shareholders of record and approximately 2,000 beneficial owners of the Company’s common stock.
Dividend Policy
The Company has historically retained all earnings to provide funds for the operation and expansion of the business. Any determination to pay cash dividends on the common stock in the future will be that the sole discretion of our Board of Directors.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of March 31, 2008, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	[excluding securities reflected
	warrants and rights	warrants and rights	in column (a)]
Plan Category	(a)	(b)	(c)

Plan Approved by Security Holders
1994 Stock Option Plan	829,000	$1.95	-0-
2004 Equity Compensation Plan	15,000	$3.45	735,000
Plans Not Approved by Security Holders	-0-	-0-	-0-

Total	844,000		735,000

Stock Performance Graph
The following graph compares or cumulative shareholder return on the common stock (no dividends have been paid thereon) with the cumulative total return of the Hemscott Index and the Surgical and Medical Instruments Index, from April 1, 2002 through March 31, 2008. The comparison assumes an investment of $100 on April 1, 2003 in the Company’s common stock and in each of the foregoing indices.
The historical stock market performance of the common stock shown below is not necessarily indicative of future stock performance.
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.
None.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Chad Therapeutics, Inc., a California corporation (the “Company”) was organized in August 1982 to develop, produce, and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen. The Company introduced its first respiratory care device in the market in June of 1983 and introduced additional respiratory care devices in subsequent years. During the quarter ended March 31, 2008, the Company sold all of its assets related to the oxygen business.
The Company is currently focused exclusively on the development and commercialization of diagnostic and therapeutic devices for the multi-billion dollar sleep disorder market. Management believes that strong growth in the market for diagnostic and therapeutic devices for the sleep disorder market will continue to be driven by (1) increased understanding of the causes, symptoms and effects of sleep disorders, (2) growing clinical focus on the relationships between certain sleep disorders and certain serious diseases such as congestive heart disease, (3) increasingly frequent and accurate diagnosis of sleep disorders and (4) continued growth in the number of sleep diagnostic laboratories. In addition, on March 14, 2008, the Centers for Medicare Services (“CMS”) announced that, in addition to polysomnography performed in sleep laboratories, it will provide reimbursement for unattended home sleep testing with certain categories of devices. Management believes that this CMS ruling will lead to home testing of a substantial number of patients who would not otherwise have access to testing and, consequently, to a substantially larger market for treatment devices such as the Company’s FloPAP device.
On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer assumed certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc., (“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2 Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1,825,000. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $(3,942,000) and $283,000 for the fiscal years 2008 and 2007 respectively has been presented in the Statements of Operations as a component of earnings (loss) from discontinued operations.
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

The operating results discussed below relate primarily to discontinued operations. Accordingly, the Company’s future operating results will likely be materially different form the historical results discussed below.
Results of Operations
The Company’s operating results deteriorated significantly during the year ended March 31, 2008. Net sales for fiscal 2008, which result entirely from discontinued operations, decreased by $7,190,000 (37.9%) as compared to the prior year. The primary reasons for the decrease in sales were (i) a decline of 35.2% in unit sales of conservers, (ii) price reductions on domestic conservers, (iii) decreases in TOTAL O2 sales and (iv) a decline in sales to foreign distributors. Revenues from conserver and therapeutic device sales decreased by 41.2% as compared to prior year. Conserver sales to the Company’s largest customer declined by approximately 42.4% as compared to the prior year’s period as the Company has encountered increased competition in the sale of pneumatic conservers to such customer.
Revenues from TOTAL O2 sales decreased 59.1% as compared to the same period in the prior year. Ongoing concerns regarding potential additional changes to reimbursement procedures continued to negatively impact sales of the TOTAL O2 System.
Sales to foreign distributors represented 13.8% and 16.8% for the years ended March 31, 2008 and 2007, respectively. Foreign sales declined by 49.0% as compared to the same period in the previous year. This decrease was driven by a 66.9% decrease in conserver sales as compared to the same period in the prior year.
Cost of sales, all of which relates to discontinued operations, as a percent of net sales increased from 72.1% to 75.7% as compared to the same period in the prior year. The increase in cost of sales as a percentage of sales was primarily due to the decrease in sales as compared to consistent fixed manufacturing costs, as well as continued downward price pressures in the marketplace and an increase in sales as a percentage of total sales to high volume purchasers that receive discounted rates.
Selling, general, and administrative expenditures, including costs from discontinued operations, increased from 33.3% to 50.4% as a percentage of net sales as compared to the same period in the prior year. While the Company’s ongoing cost reduction efforts have decreased actual selling, general, and administration expenditures, decreases in sales revenues have resulted in selling, general, and administrative costs increasing as a percentage of net sales. Research and development expenses, including costs from discontinued operations, increased by $35,000 as compared to the same periods in the prior year. Currently management expects research and development expenditures to total approximately $950,000 in the fiscal year ending March 31, 2009, on projects to enhance and expand the Company’s sleep product line. During fiscal year 2008, the Company spent $770,000 on research and development related to development of its sleep product line and $731,000 on its oxygen products which were sold in the fourth quarter of fiscal 2008. The Company wrote down a $48,000 license fee during the second quarter of fiscal year 2008 when the Company determined to stop development of the product lines related to that license fee, and another $245,000 in patent expenses and fees when the Company sold its rights to the oxygen business in the fourth quarter.
The Company has Federal net operating loss carryforwards of $12,000,000 of which $1,459,000 expires in 2027 and the balance in 2028 and California net operating loss carryforwards of $11,255,000 of which $3,442,000 expires in 2013 and the balance expiring in 2014. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. At March 31, 2008 and 2007, the Company’s deferred tax assets are fully offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets may be recognized in the future.

Financial Condition
Liquidity
We do not have adequate capital resources to meet our obligations for the next 12 months. At March 31, 2008, the Company had cash totaling $2,068,000 or 58.4% of total assets, as compared to $375,000 (3.2% of total assets) at March 31, 2007. Net working capital decreased from $7,266,000 at March 31, 2007, to $352,000 at March 31, 2008. Net accounts receivable decreased $1,850,000 during the twelve months ended March 31, 2008, due to the sale of the Company’s oxygen product line as well as certain related accounts receivable. During the same period, the Company sold all of its inventory due to the sale of its oxygen product line.
Through June 30, 2008, the Company provided services under transition agreements with Inovo, Inc. and Respironics, Inc. Upon termination of those services, the Company has no further source of income until it is able to generate revenues from the sale of its products for the sleep disorder market. The Company hopes to receive permission from the FDA to begin marketing the first of its sleep products in the enar future; however, no assurance can be given with respect to when the Company will begin to generate revenues fro, the sale of such products.
The Company’s current operating plan contemplates monthly cash requirements of approximately $190,000 to pay for the development and commercialization of our products for the sleep disorder market. In addition, we have outstanding certain severance obligations as a result of the termination of certain employees following the sale of our oxygen assets.
As of June 30, 2008, the aggregate amount of such severance obligation is approximately $790,000 with$529,000 payable in August 2008, and $261,000 to be paid in December 2008.
In order to have adequate funding to expedite the development and commercialization of our sleep disorder products and meet our outstanding obligations, we will require additional funding. Although several potential investors and strategic partners have expressed a preliminary interest in our sleep disorder products, we do not currently have in place any commitments for funding.
If we do raise additional funding through the sale of securities to support our sleep disorder strategy, the terms of any such financing may significantly dilute the equity interests of our current shareholders. Moreover, such funding may be in the form of senior equity with liquidation and other preferences over our common stock. The funding could also be in the form of convertible or non-convertible debt which could place significant restrictions upon our business operations.
If we are unable to raise sufficient funds to implement our strategy for the sleep disorder market, then our prospects for success will be materially diminished as we will lack the ability to aggressively market our sleep disorder products. Moreover, we may lack sufficient funds to meet all of our severance and other obligations as they mature.
Capital Resources
Historically, the Company had depended primarily upon its cash flow from operations to finance its inventory and operating expenses and to meet its capital requirements. However, recent operating trends have required the Company to seek outside financing in order to enhance its cash resources. The Company’s cash flow for the year ended March 31, 2008, was negative and the Company cannot predict when it will generate a positive cash flow from operations.
In March 2007, the Company entered into a one-year factoring arrangement that provided for the sale of up to $1,500,000 of the Company’s accounts receivable. Assignments under the agreement incurred interest at the bank’s prime rate plus two percent (2%) to three percent (3%) depending on the total accounts receivable balance. The Company had a minimum monthly interest payment of $6,000 beginning April 2007. The Company voluntarily terminated the factoring agreement on July 30, 2007 and paid all amounts due thereunder with proceeds from their financing arrangement with Calliope Capital discussed below.
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. The Company voluntarily terminated the Credit Line and Convertible Note on February 15, 2008 and paid all amounts due thereunder with proceeds from the sale of the oxygen conserver assets to Inovo.
In order to address the Company’s limited ability to draw against its Credit Line at the end of the second fiscal quarter, on January 2, 2008, the Company entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility. The Company voluntarily terminated the Credit Facility on February 15, 2008 and paid all amounts due thereunder with proceeds from the sale of the oxygen conserver assets to Inovo.
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
In addition to the severance agreement with Mr. Jones, the Company is also a party to a severance agreement with its CEO. Under the agreement, the CEO is entitled to a severance pay equal to 200% of his annual salary upon a change of duties, as defined in the agreement. The company has not recorded the obligation under the severance agreement for these two individuals because 100% of their salaries are still being accrued, and management believes a change in duties has not occurred. However, only a small fraction of their salary has been paid to them. Should the Company not pay their salary in full, or a change of duties occur, the Company will be obligated to pay them $800,000 in severance pay.
The Company has not adopted any programs that provide for post-employment retirement benefits; however, it has on occasion provided such benefits to individual employees. The Company does not enter into any transactions in derivatives, and has no material transactions with any related parties.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements with any special purpose entities or any other parties.
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
Intangible and long-lived assets — The Company’s intangible assets consist of license fees and the costs associated with obtaining patents including legal and filing fees. At March 31, 2008, all of these intangible assets relate to products under development for the sleep disorder market. The Company uses actual costs when recording the fair value of these intangible assets. If there is a triggering event, the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. In assessing the carrying amounts of the assets related to the sleep disorder market, the Company has considered the size of the market and potential future cash flows for these products based on statistics available through the National Institute of Health and Medicare, as well as data from other professional sources. In August 2007, the Company discontinued development of a product line resulting in the write-off of $48,000 in license fees relating to the product line no longer in development. The Company bases the useful life of its intangible assets on the assets patent life, currently 17 years. The Company utilizes patent life as its useful life due to its product history. The Company’s experience has been that technology supported by the patents the Company has established is utilized for the entire life of the patent. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset, and the impact of significant negative industry or economic trends.
Deferred income taxes — the Company provides a valuation allowance to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in the expected realization of these assets depends on the Company’s ability to generate future taxable income.
Revenue recognition — The Company recognizes revenue when title and risk of loss transfers to the customer and the earnings process is complete. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. The Company records all shipping fees billed to customers as revenue, and related costs as cost of goods sold, when incurred.

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
In June 2006, the FASB issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have any significant impact on the Company’s financial statements.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
The Company has no significant exposure to market risk sensitive instruments or contracts.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
CHAD Therapeutics, Inc.
We have audited the accompanying balance sheets of CHAD Therapeutics, Inc. as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHAD Therapeutics, Inc. as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has disposed of all of its assets related to its oxygen business, from which it generated all of its revenue, and has sustained recurring operating losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California
June 18, 2008

CHAD THERAPEUTICS, INC.
Balance Sheets
March 31, 2008 and 2007

	March 31,
	2008	2007
ASSETS
Current assets:
Cash	$2,068,000	$375,000
Accounts receivable, less allowance for doubtful accounts of $166,000 at March 31, 2008, and $38,000 at March 31, 2007	526,000	2,376,000
Income taxes refundable	1,000	291,000
Inventories (Note 2)	—	6,557,000
Prepaid expenses and other assets	126,000	321,000

Total current assets	2,721,000	9,920,000

Property and equipment, at cost	65,000	6,186,000
Less accumulated depreciation	30,000	5,501,000

Net property and equipment	35,000	685,000

Intangible assets, net	761,000	1,107,000
Other assets	25,000	36,000

Total assets	$3,542,000	$11,748,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$95,000	$1,282,000
Accrued expenses	2,274,000	1,372,000

Total current liabilities	2,369,000	2,654,000
Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,180,000 and 10,180,000 shares issued and outstanding	14,208,000	13,526,000
Accumulated deficit	(13,035,000)	(4,432,000)

Total shareholders’ equity	1,173,000	9,094,000

Total liabilities and shareholders’ equity	$3,542,000	$11,748,000

See accompanying notes to financial statements.

CHAD THERAPEUTICS, INC.
Statements of Operations

	Years Ended
	March 31,
	2008	2007
Costs and expenses:
Selling, general, and administrative	$2,293,000	$2,545,000
Research and development	770,000	217,000

Costs and expenses from continuing operations	3,063,000	2,762,000

Interest Income	27,000	62,000
Interest Expense	1,480,000	5,000

Loss from continuing operations before income tax expense	(4,516,000)	(2,705,000)
Income tax expense	4,000	992,000

Net loss from continuing operations	(4,520,000)	(3,697,000)
Discontinued operations (Note 3)
Gain (Loss) from discontinued operations	(3,642,000)	283,000
Loss on sale	(441,000)	—

Net loss	$(8,603,000)	$(3,414,000)

Basic and diluted loss per share, continuing operations	$(0.45)	$(0.36)

Basic and diluted loss per share, disconintued operations	$(0.40)	$0.02

Total basic and diluted loss per share	$(0.85)	$(0.34)

Weighted shares outstanding:
Basic	10,180,000	10,170,000
Diluted	10,180,000	10,170,000
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
Statements of Shareholders’ Equity
For the years ended March 31, 2008 and 2007

	Common Shares		Accumulated
	Shares	Amount	Deficit
Balance as of March 31, 2006	10,158,000	13,413,000	$(1,018,000)

Stock-based compensation - options	—	33,000	—

Stock-based compensation - restricted stock	22,000	80,000	—

Net loss	—	—	(3,414,000)

Balance as of March 31, 2007	10,180,000	13,526,000	(4,432,000)

Stock-based compensation - options	—	8,000	—

Warrants		674,000

Net loss	—	—	(8,603,000)

Balance at March 31, 2008	10,180,000	14,208,000	$(13,035,000)

See accompanying notes to financial statements.

CHAD Therapeutics, Inc.
Condensed Statement of Cash Flows
For the twelve months ended March 31, 2008 and 2007

	Twelve Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,603,000)	$(3,414,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	271,000	350,000
Amortization of intangibles	38,000	42,000
Loss on asset disposition due to discontinued operations	443,000	—
Loss on impairment of tangible and intangible assets	308,000	—
Amortization of deferred financing fees	431,000	—
Provision for losses on receivables	128,000	(14,000)
Decrease (increase) in deferred income taxes	—	1,266,000
Stock-based compensation	8,000	113,000
Warrant costs	674,000	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	760,000	858,000
Decrease (increase) in inventories	982,000	(176,000)
Decrease (increase) in income taxes refundable	290,000	92,000
Decrease (increase) in prepaid expenses and other assets	(258,000)	(108,000)
Increase (decrease) in accounts payable	(820,000)	767,000
Increase (decrease) in accrued expenses	1,091,000	(63,000)

Net cash (used in) provided by operating activities	(4,257,000)	(287,000)
Cash flows from investing activities:
Additions to other assets	(355,000)	(177,000)
Proceeds from asset sales due to discontinued operations	4,193,000	—
Capital expenditures	(161,000)	(85,000)

Net cash (used in) provided by investing activities	3,677,000	(262,000)
Cash flows from financing activities:
Proceeds from borrowings from revolving line of credit	2,750,000	—
Payments on borrowings from revolving line of credit	(1,159,000)	—
Borrowings under long term debt	750,000	—
Payments on long term debt	(68,000)	(11,000)

Net cash (used in) provided by financing activities	2,273,000	(11,000)

Net increase (decrease) in cash	1,693,000	(560,000)
Cash beginning of period	375,000	935,000

Cash end of period	$2,068,000	$375,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$806,000	$—
Non-Cash Financing Activities
During the year payments were made on the revolving line of credit and the term note in the amount of $1,591,000 and $682,000 respectively directly from escrow funds received from the sale to Inovo.
See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Basis of Presentation and Going Concern

The Company

CHAD Therapeutics, Inc. (the “Company”) is now working exclusively on the development and commercialization of diagnostic and therapeutic devices for the sleep disorder market. In February and March 2008, the Company sold all of its oxygen product assets and exited the oxygen market entirely. The Company closed its production facilities located in Chatsworth, California in June 2008, and there will be no further costs or revenues associated with its former oxygen product line. The Company is developing diagnostic and therapeutic products for the sleep disorder market. It expects to receive 510k clearance for its first product in July 2008. Currently, the Company is not generating revenues from the sleep products it has in development.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. However, the Company’s prospects must be considered in light of substantial risks. The Company has experienced net losses since its fiscal year ended March 31, 2006 and as of March 31, 2008, it had an accumulated deficit of approximately $13,035,000. For the year ended March 31, 2008, the Company had a net loss of $8,603,000 and utilized approximately $4,257,000 of cash in operating activities. The Company expects operating losses to continue through its foreseeable future as the sleep products do not yet generate revenue. The Company is in need of additional financing or a strategic arrangement in order to continue operations. These factors, amongst others, raise substantial doubts about the Company’s ability to continue as a going concern.

On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer assumed certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc., (“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2 Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1.825 million. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $(3,942,000) and $283,000 for the fiscal years 2008 and 2007 respectively has been presented in the Statements of Operations as a component of earnings (loss) from discontinued operations.

During the next twelve months, the Company intends to seek outside financing arrangements in order to facilitate its ability to fund anticipated capital expenditures, support its development of the sleep products, and enhance its working capital resources. Financing may be obtained through the sale of equity or debt securities, through the establishment of credit arrangements or through some combination of the foregoing. The Company has no established lines of credit or other arrangements in place to obtain working capital, and no assurance can be given regarding if and when other sources of working capital would be available. Moreover, the Company does not currently have in place any arrangements to raise additional funds through the sale of securities and it is not possible at this time to predict the terms upon which securities might be sold, or if the Company can raise any funds from prospective investors.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of March 31, 2008, and 2007. The carrying amounts related to cash, accounts receivable, other current assets, and accounts payable approximate fair value due to the relatively short maturity of such instruments.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined based on standard cost which approximates first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method based on the estimated useful lives of the related assets as follows:

Office Equipment and Furniture	5 – 10 years
Machinery and Equipment	3 – 10 years
Tooling	4 years
Amortization of leasehold improvements is over the life of the related lease or asset, whichever is shorter.

Depreciation expense was $271,000 and $350,000 for the years ended March 31, 2008 and 2007, respectively.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, at the balance sheet date, and the reporting of revenues and expenses during the periods, to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

Significant estimates include the allowance for doubtful accounts, inventory valuation, deferred income tax asset valuation allowances, and the estimated future operating cash flows form the Company’s long-lived assets, including its intangible assets. Considerable management judgment is necessary to estimate future operating cash flows as future cash flows are impacted by competitive and other factors that are generally out of management’s control. Accordingly, actual results could vary significantly from management’s estimates.

Valuation of Accounts Receivable

The Company makes judgements as to the collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance of doubtful accounts, which represents the collectibility of accounts receivable. This allowance adjusts gross accounts receivable downward to its estimated net realizable value. To determine the allowance for doubtful accounts, management reviews specific customer risk and the Company’s accounts receivable aging.

Impairment of Long-Lived Assets

The company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

Revenue from product sales is recognized upon shipment of merchandise when title and risk of loss transfers to the customer and the earnings process is complete. Products are shipped FOB shipping point and title to the products transfers to the purchaser upon shipment. Under a sales-type lease agreement, revenue is recognized at the time of the shipment with interest income recognized over the life of the lease. Shipping charges billed to customers are included in net sales. Allowance for customer returns have not been established, as historically customer return experience has been minor. Costs paid to shipping companies are recorded as a cost of sales.

Comprehensive Income (Loss)

The Company did not have components of other comprehensive income other than its net earnings (loss) during the periods ended March 31, 2008, and 2007. As a result, comprehensive income (loss) is the same as net earnings (loss) for the periods ended March 31, 2008 and 2007.

Royalty Expense

The Company charges royalties incurred on product licenses to costs of sales.

Earnings per Share

Options to purchase 844,000 shares of common stock at prices ranging from $.50 to $5.00 per share and 904,000 shares of common stock at prices ranging from $.50 to $11.50 were not included in the computation of diluted earnings per share for the years ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. In assessing whether there is a need for a valuation allowance on deferred tax assets, we determine whether it is more likely than not that we will recognize tax benefits associated with deferred tax assets. In making this determination, we consider future taxable income and tax planning strategies that are both prudent and feasible. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Major Customers

	Twelve Months Ended
	March 31,
	2008	2007
Customer A**	38.3%	41.3%

**	Indicates national chain customer
The Company’s customers are affected by Medicare reimbursement policy as approximately 80% of home oxygen patients are covered by Medicare and other government programs.

Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per financial institution, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one financial institution over $100,000 and/or all funds in the interest bearing account. At March 31, 2008, the amount at risk was approximately $1,468,000.

The significant outstanding accounts receivable balances at March 31, 2008 and 2007 were as follows:

	Twelve Months Ended
	March 31,
	2008	2007
Customer A**	*	41.0%
Customer B	47.1%	*
Customer C**	*	12.6%
Customer D	20.8%

*	Indicates receivables balance less than 10% of the Company’s net accounts receibable balance.

**	Indicates national chain customer
Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the years ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company would recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company would recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended March 31, 2008 and 2007, has been reduced for estimated forfeitures. For the twelve-month period ended March 31, 2008, stock-based compensation expense of $8,000 was recorded to selling, general, and administrative expenses, all of which was due to FAS 123R option expense. For the year ended march 31, 2007, stock-based compensation expense of $113,000 was recorded to selling, general, and administrative expenses. Of the $113,000 in stock-based compensation recorded for the year ended March 31, 2007, $33,000 related to FAS 123R option expense with the remaining $80,000 related to restricted stock issued to directors that vested March 31, 2007. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the “Plan”) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 735,000 were available for future grant at March 31, 2008. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the years ended March 31, 2008 and

2007, respectively. A summary of stock option activity as of and for the twelve-months ended March 31, 2008, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)

Outstanding at March 31, 2007	904,000	$2.09
Granted	—	—
Exercised	—	—
Forfeited or expired	60,000	3.91

Outstanding at March 31, 2008	844,000	$2.01	3.0

As of March 31, 2008:
Exercisable	844,000	$2.01	3.0
Vested and expected to vest	844,000	$2.01	3.0

No options were granted or exercised during the years ended March 31, 2008 and 2007.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at March 31, 2008 for the options that were in-the-money at March 31, 2008. The intrinsic value at March 31, 2008 was $0. As of March 31, 2008, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.

2.	Inventories

Due to the sales of its oxygen assets in February and March of 2008, the Company did not have any inventory at March 31, 2008. At March 31, 2007, inventories consisted of the following:

	2008	2007
Finished goods	$—	$1,841,000
Work-in-process	—	2,240,000
Raw materials	—	2,476,000

	$—	$6,557,000

3.	Discontinued Operations

A protracted period of reductions in reimbursement for home respiratory care and continuing uncertainty with respect to future prospects for an adequate reimbursement regime caused the Company to make the decision to exit the oxygen business. In February and March 2008, the Company exited the oxygen therapy business by selling all of its oxygen assets in two separate transactions. On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer would assume certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc.,

(“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2 Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1,825,000. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations have been presented in the Statements of Operations as a component of earnings (loss) from discontinued operations.

In accordance with provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ it was determined that the oxygen therapy business should be presented as a discontinued operation in the financial statements. In fiscal 2008, the Company recorded a loss of $3,642,000 related to the operations of the oxygen business and recorded a loss on the sales of assets of $441,000.

The assets sold to the buyer and liabilities of the oxygen business assumed by the buyer at the time of sale were as follows:

Accounts receivable, net	$1,272,000
Inventory	5,575,000
Other current assets	33,000
Property, Plant and Equipment	440,000
Other non-current assets	455,000

Assets of discontinued operations	$7,775,000

Accounts payable	$368,000
Other current liabilities	233,000

Liabilities of discontinuted operations	$601,000

The following results of the oxygen business have been presented as earnings (loss) from discontinued operations in the accompanying statements of operations:

	2008	2007
Net sales	$11,791,000	$18,981,000
Cost of sales	8,926,000	13,677,000

Gross profit	2,865,000	5,304,000
Operating expenses	4,058,000	5,021,000
Other expenses	2,449,000	—

Earnings (loss) from discontinued operations	$(3,642,000)	$283,000
4.	Long-Term Debt and Revolving Line of Credit

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

On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note is payable in equal installments over 36 months beginning in November 2007 and maturing in July 2010 and bears interest at prime plus 2%, and the Credit Line bears interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. At the Investor’s option, the Convertible Note may be converted into shares of the Company’s common stock any time during the term of the note at a conversion price of $1.18. The closing price of the Company’s common stock on the issue date of the Convertible Note was $1.00 per share. In addition, warrants to purchase up to 976,744 shares of the Company’s common stock were issued to the Investor with an exercise price of $1.24 per share. The Investor was granted registration rights with respect to the shares underlying the warrants. The warrants include a lock-up feature for a period of 12 months after any warrants are exercised. On February 13, 2008, the Company voluntarily terminated both the Convertible Note and the revolving Credit Line. The warrants issued to Calliope Capital Corporation remain outstanding but unexercised at March 31, 2008.

In order to address the Company’s limited ability to draw against its Credit Line at the end of the second fiscal quarter, on January 2, 2008, the Company entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility. The Company voluntarily terminated the Credit Facility on February 15, 2008.

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

Upon the repayment of its loans the Company recognized all of its deferred financing fees of $443,000.

5.	Income Taxes

Income tax expense (benefit) for fiscal 2008 and 2007 consisted of the following:

	2008	2007

Current:
Federal	$—	$(282,000)
State	4,000	8000

	4,000	(274,000)

Deferred:
Federal	—	837,000
State	—	429,000

	—	1,266,000

Total	$4,000	$992,000

A reconciliation of the difference between the Company’s income tax expense (benefit) and the statutory income tax for the years ended March 31, 2008 and 2007 is as follows:

	2008	2007

Statutory tax expense (benefit)	$(2,930,000)	$(825,000)
State income tax, net	(293,000)	(57,000)
Valuation allowance	3,555,000	1,858,000
Warranty and other	(328,000)	16,000

	$4,000	$992,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2008 and 2007 are mainly related to net operating loss carryforwards. The Company has Federal net operating loss carryforwards of approximately $12,000,000 of which $1,459,000 expires in 2027 and the balance in 2028 and California net operating loss carryforwards of approximately $11,000,000 of which $3,442,000 expires in 2013 and the balance expiring in 2014. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. At March 31, 2008 and 2007, the Company’s deferred tax assets are fully offset by a valuation allowance.

6.	Intangible Assets

Intangible assets include amounts paid for licenses on new and existing products. License fees are being amortized using the straight-line method over the life of the related patents. Accumulated amortization on the license fees amounted to $107,000 and $138,000 at March 31, 2008 and 2007, respectively. Annual amortization on intangible assets currently in service will be approximately $28,000 for each of the next five years. Intangible assets were $761,000 and $1,107,000, and amortization expense was $38,000 and $42,000 at March 31, 2008 and 2007, respectively.

7.	Shareholders’ Equity

The Company has an equity incentive plan (the “Plan”) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Transaction involving the equity plan and the 1994 stock option plan, which expired in 2004, are summarized as follows:

		Weighted
		Average
	Option	Price Per
	Shares	Share
Incentive options:
Outstanding March 31, 2006	675,000	$2.10
Cancelled	(28,000)	3.42

Outstanding March 31, 2007	647,000	2.02
Cancelled	(52,000)	3.35
Outstanding March 31, 2008	595,000	$1.91

Exercisable March 31, 2008	595,000	$1.91

Non-qualified optioins:
Outstanding March 31, 2006	270,000	$9.56
Cancelled	(5,000)	3.90
Expired	(8,000)	11.50

Outstanding March 31, 2007	257,000	2.26
Expired	(8,000)	7.62
Outstanding March 31, 2008	249,000	$2.09

Exercisable March 31, 2008	249,000	$2.09

At March 31, 2008, information regarding outstanding options is summarized as follows:

	Range of Exercise Price
	$.50 – $1.88	$2.00 – $5.00
Number outstanding	438,000	406,000
Weighted average remaining life (years)	1.9	4.2
Weighted average exercise price	$1.09	$3.01
Number exercisable	438,000	406,000
Weighted average exercise price	$1.09	$3.01
Incentive and non-qualified options were granted at prices not less than 100% of market value at dates of grant. Options under the Plan become exercisable on the anniversary of the grant date on a pro rata basis over a defined period and expire ten (10) years after the date of grant. To the extent the Company derives a tax benefit from options exercised by employees, such benefit is credited to Common Shares.

8.	Employee Benefit Plan

In December 1992, the Company adopted a defined contribution profit sharing plan, including features under Section 401(k) of the Internal Revenue Code. The purpose of the plan is to provide an incentive for employees to make regular savings for their retirement. Company contributions to the profit sharing plan are discretionary and are determined by the Board of Directors. There have been no contributions since 2002.

9.	Accrued Expenses

At March 31, 2008 and 2007, accrued expenses consist of the following:

	2008	2007

Accrued Severance	$1,845,000	$—
Accrued royalties	2,000	301,000
Accrued vacation	142,000	216,000
Warranty reserve	—	163,000
Payroll and incentive compensation	108,000	102,000
Accrued inventory in transit	—	200,000
Customer deposits	—	103,000
Accrued extended warranty	—	91,000
Other	177,000	196,000

	$2,274,000	$1,372,000

10.	Commitments and Contingencies

The Company is currently leasing its administrative and plant facilities and certain office equipment under noncancelable operating leases that expire in June 2008. The Company will vacate those premises in June 2008 upon expiration of the lease. The Company has entered into a new lease for an administrative and warehouse facility of approximately 1,200 square feet which will expire in December 2008 and has a monthly obligation of $1,200. Rent expense amounted to $617,000 and $571,000 for the years ended March 31, 2008 and 2007, respectively. The Company is also responsible for common area maintenance costs, including taxes, insurance and other maintenance costs.

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

In addition to the severance agreement with Mr. Jones, the Company is also a party to a severance agreement with its CEO. Under the agreement, the CEO is entitled to a severance pay equal to 200% of his annual salary upon a change of duties, as defined in the agreement. The company has not recorded the obligation under the severance agreement for these two individuals because 100% of their salaries are still being accrued, and management believes a change in duties has not occurred. However, only a small fraction of their salary has been paid to them. Should the Company not pay their salary in full, or a change of duties occur, the Company will be obligated to pay them $800,000 in severance pay.

From time to time, the Company becomes involved in certain legal actions in the ordinary course of business. The Company is not currently a party to any pending legal actions.
11.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	2008	2007
United States	$10,166,000	$15,795,000
Canada	144,000	174,000
Japan	241,000	346,000
Europe	702,000	2,054,000
Indonesia	175,000	271,000
All other countries	362,000	341,000

	$11,790,000	$18,981,000

The above sales are solely of the Company’s oxygen related products. Due to the sale of all of the Company’s oxygen assets, there will be no further sales of oxygen related products. The Company has not yet brought any of its sleep products to market.

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 65% and 69% of the Company’s net sales for the years ended March 31, 2008 and 2007, respectively.

12.	Valuation and Qualifying Accounts and Reserves

The following is the Company’s schedule of activity an qualifying accounts and reserves for the years ended March 31, 2008 and 2007, respectively:

	Balance at	Charged to
	Beginning of	Costs and		Balance at
	Year	Expenses	Deductions	End of Year
Allowance for doubtful accounts:
2007	$52,000	27,000	41,000	$38,000
2008	$38,000	171,000	43,000	$166,000

Warranty reserve:
2007	$139,000	46,000	22,000	$163,000
2008	$163,000	—	163,000	$—
13.	Warrants

In connection with the Convertible Note financing transaction that the Company entered into in July 2007, the Company issued warrants to purchase up to 997,702 shares of the Company’s common stock at an exercise price of $1.24 per share. The closing price of the Company’s common stock on the issue date of the warrants was $1.00 per share. The fair value of the warrants was approximately $601,000 and was determined using a Black Scholes pricing model using the following assumptions;

volatility – 67%, interest rate – 4.8%, projected term – seven (7) years, dividend yield – zero. These warrants expire ten years from the date of issue and have a lock-up period of 12 months after any warrants are exercised. The Company recognized $601,000 of expense related to the issuance of the warrants as of March 31, 2008 upon repayment of the financing.
In connection with the Credit Facility that the Company entered into in January 2008, the Company issued Mr. Yager and Mr. Jones each 321,428 warrants to purchase the Company’s common stock at a price per share equal to $.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The number of shares issuable for each warrant will be equal to (a) the principal amount of the Note issued at the initial closing multiplied by 0.30, divided by (b) the exercise price. The warrants have a term of five years. The company fully recognized warrant expense of $73,000 upon repayment of the Credit Facility in February 2008. The value was calculated using the Black Scholes pricing model with the following assumptions: volatility – 67%, interest rate – 4.8%, projected term – five (5) years, dividend yield – zero.
14.	Quarterly Financial Data (Unaudited)

The Company’s quarterly results including amounts from discontinued operations was as follows:

				Basic & Diluted
	Revenue	Gross Profit	Net Loss	Loss Per Share
2008
First quarter	$3,973,000	$795,000	$(1,290,000)	$(0.13)
Second quarter	3,206,000	599,000	(1,353,000)	(0.13)
Third quarter	2,929,000	1,159,000	(868,000)	(0.09)
Fourth quarter	1,683,000	312,000	(5,092,000)	(0.50)

Year	$11,791,000	$2,865,000	$(8,603,000)	$(0.85)

2007
First quarter	$5,476,000	$1,814,000	$(116,000)	$(0.01)
Second quarter	4,983,000	1,617,000	(307,000)	(0.03)
Third quarter	4,307,000	1,059,000	(435,000)	(0.04)
Fourth quarter	4,215,000	814,000	(2,556,000)	(0.26)

Year	$18,981,000	$5,304,000	$(3,414,000)	$(0.34)

15.	Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected by reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 did not have any significant impact on the Company’s financial statements.

In June 2006, the FASB issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have any significant impact on the Company’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
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
Internal Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and, as applicable, our Board of Directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect upon our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance, that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of March 31, 2008. In undertaking this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management, with the participation of our Chief Executive and Chief Financial Officers, believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective.
This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Directors in Class I and Class II have supplied the following information pertaining to their age and principal occupation or employment during the past five (5) years:

Name	Age	Position	Director Since

Class I

Philip T. Wolfstein (1) (2) (3)	57	Director	1994
James M. Brophy (1) (2) (3)	58	Director	2000
Kathleen M. Griggs (1) (3) (4)	53	Director	2003

Class II
Thomas E. Jones	64	Chairman of the Board and Director	1997
John C. Boyd (2) (3)	75	Director	1986
Earl L. Yager	62	Chief Executive Officer, President and Director	1988

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Corporate Governance Committee

(4)	Audit Committee Expert
Class I Directors
http://www.ctuholdingsusa.com.
Compensation Committee
The Compensation Committee is responsible for developing and implementing compensation arrangements for the Company’s senior executives in support of the overall objectives of the Company. In this regard, the Compensation Committee annually establishes corporate goals and objectives relevant to compensation for senior executive officers and evaluates the performance of such officers in light of such goals and objectives. The Compensation Committee determines all aspects of the compensation of the Company’s Chief Executive Officer. The Compensation Committee is also responsible for approving all incentive compensation and equity-based compensation plans and approves all equity grants under such plans. The Compensation Committee also reviews and makes recommendations to the Board with respect to employee benefit programs, retirement benefits, severance agreements and policies related to perquisites for Company officers. The Compensation Committee met four (4) times during the fiscal year ended March 31, 2008. The Compensation Committee’s charter is available on the Company’s website at http://www.ctuholdingsusa.com.

Compensation Committee Interlocks and Insider Participation
John C. Boyd, James M. Brophy and Philip T. Wolfstein are the only persons who served as members of the Compensation Committee during the fiscal year ended March 31, 2008. There were no Compensation Committee interlocks or insider participation in the Compensation Committee during the past year.
Corporate Governance Committee
The Corporate Governance Committee is responsible for developing policies related to the composition, structure and operation of the Board of Directors in order to enhance the effectiveness of the Board. The Corporate Governance Committee leads the search for qualified directors and recommends the nomination of candidates for election to the Board. The Corporate Governance Committee also periodically reviews and makes recommendations with respect to the size of the Board, the frequency of Board meetings, the Board’s committee structure, compensation of directors and other matters pertaining to the operations of the Board. The Corporate Governance Committee oversees planning for CEO and senior management succession. The Corporate Governance Committee met four (4) times during the fiscal year ended March 31, 2008. The charter of the Corporate Governance Committee is available on the Company’s website at http://www.ctuholdingsusa.com.
The Corporate Governance Committee has not established any specific minimum qualifications for Board nominees. In general, the Corporate Governance Committee seeks candidates who are committed to serving the long term interests of the shareholders and who bring to the Board good business judgment, personal integrity, maturity and a diversity of experience and perspectives. The Corporate Governance Committee will consider candidates recommended by shareholders, current directors and others. All candidates will be subjected to the same evaluation by the Corporate Governance Committee. Shareholders wishing to recommend a candidate should submit the name of the candidate and a description of the candidate’s background and relevant experience to James M. Brophy, Chair, Corporate Governance Committee, Chad Therapeutics, Inc., 10200 Mason Avenue, Suite 114, Chatsworth, CA 91311.
Shareholder Communications with the Board
Shareholders who wish to communicate directly with the Board of Directors or any individual director may do so by sending a letter addressed to the Board of Directors or one or more individual directors to the following address:
Board of Directors
Chad Therapeutics, Inc.
10200 Mason Avenue, Suite 114
Chatsworth, CA 91311

Director Compensation

					Change in
					pension value
					and
	Fees			Non-equity	nonqualified
	earned or	Stock	Option	incentive plan	deferred	All other
	paid in	awards	awards	compensation	compensation	compensation	Total
Name	cash ($)	($)	($)	($)	earnings	($)	($)

John C. Boyd	$34,000	None	None	None	None	None	$34,000
James M. Brophy	$34,000	None	None	None	None	None	$34,000
Kathleen M. Griggs	$38,000	None	None	None	None	None	$38,000
Philip T. Wolfstein	$34,000	None	None	None	None	None	$34,000

Name	Age	Position

Thomas E. Jones	64	Chairman of the Board
Earl L. Yager	62	President and Chief Executive Officer
Tracy A. Kern	40	Chief Financial Officer
Alfonso Del Toro	50	Vice President, Manufacturing
Kevin McCulloh	47	Senior Vice President, Engineering and Product Development and Regulatory Affairs
Paula O’Connor	55	Secretary
Summary Compensation Table
For Fiscal Year Ended March 31, 2008

							Change in
							pension value
							and
							nonqualified
						Non-equity	deferred
Name and				Stock	Option	incentive plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	(1) ($)	($)	($)	($)	($)	(2) ($)	($)

Earl L. Yager, President and Chief Executive Officer	2008	240,000	-0-	-0-	-0-	-0-	-0-	7,500	247,500
Thomas E. Jones, Chairman	2008	160,000	-0-	-0-	-0-	-0-	-0-	7,500	167,500
Kevin McCulloh, Sr, VP Engineering, Product Development and Regulatory Affairs	2008	165,000	-0-	-0-	-0-	-0-	-0-	4,800	169,800

(1)	Annual bonus amounts are earned and accrued during the fiscal years indicated and paid within 30 days subsequent to the end of the fiscal year indicated.

(2)	These amounts consist of contributions by the Company in 2008 to the CHAD Therapeutics, Inc. Employee Savings and Retirement Plan.

Outstanding Equity Awards
at March 31, 2008

	Option Awards
				Equity incentive plan
	Number of securities			awards: number of
	underlying unexercised	Option	Option	securities underlying
	options (#)	exercise	expiration	unexercised	Stock
Name	Exercisable\Unexercisable	price ($)	date	unearned options (#)	Awards

Earl L. Yager	8,107/-0-	1.50	01/29/2009
	30,000/-0-	1.00	09/14/2009
	50,000/-0-	1.00	09/14/2010

Thomas E. Jones	27,779\-0-	1.50	01/29/2009
	50,000\-0-	1.00	09/14/2009
	50,000\-0-	1.00	09/14/2010

Kevin McCulloh	10,000/-0-	1.75	12/01/2008
	6,000/-0-	1.00	09/13/2009
	5,000/-0-	2.00	03/21/2010
	20,000/-0-	1.00	09/14/2010
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
Severance and Change of Control Plan
The Company has adopted a Severance and Change of Control Plan pursuant to which four (4) of the Company’s officers have entered into Severance and Change of Control Agreements with the Company (the “Severance Agreements”). The Severance Agreements provide that the executive officer is entitled to a lump sum severance benefit equal to 200% of his aggregate compensation for the prior calendar year (the amounts vary for other officers) if the officer is terminated without cause (as defined in the Severance Agreements) and not offered a comparable position within 60 days or if the executive suffers a change in duties, in either case, within 24 months of a Change of Control or Ownership Change of the Company (as defined in the Severance Agreements). If any payment due a named executive officer pursuant to the Severance Agreements would be deemed an excess parachute payment under Section 280G of the Internal Revenue Code, then the Company may reduce such payment to the extent necessary to avoid all taxes and penalties under Section 280G. Separately, the Company provided for accelerated vesting of all outstanding options upon a Change of Control or Ownership Change of the Company.
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
Compliance with Internal Revenue Code Section 162(m)
Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation, whether payable in cash or stock, exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to the Company’s executive officers for the 2008 fiscal year did not exceed the $1 million limit per officer, there was no non-performance-based compensation paid to the Company’s executive officers for the 2008 fiscal year, and the Committee does not anticipate that any non-performance-based compensation payable in cash to the executive officers for the 2009 fiscal year will exceed that limit. Accordingly, the Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to the Company’s executive officers but will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level. The Company’s Stock Option Plan has been structured so that any compensation deemed paid by the Company in connection with the exercise of option grants made under that plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation on deductibility.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of May 30, 2008, the ownership of the Common Shares by those persons known by the Company to own beneficially five percent (5%) or more of such shares, by each director who owns any such shares, and by all officers and directors of the Company as a group:

Name and Address (1)	Amount (2)	Percent Owned

Thomas E. Jones	347,392	3.4%
Earl L. Yager	299,903	3.0%
John C. Boyd	208,619	2.1%
Philip T. Wolfstein	202,280	2.0%
James M. Brophy	103,579	1.0%
Kathleen M. Griggs	77,405	0.8%
All Officers & Directors as a group (9 people)	1,399,411	13.8%
Kevin Kimberlin (3)	836,560	8.2%

(1)	The address of each director is 10200 Mason Avenue, Suite 114, Chatsworth, CA 91311.

(2)	Includes shares subject to options which are currently exercisable or which become exercisable within sixty (60) days: Thomas E. Jones – 127,779 shares, John C. Boyd – 35,448 shares, Philip T. Wolfstein – 35,448 shares, James M. Brophy – 43,174 shares, Kathleen M. Griggs – 15,000 shares, Earl L. Yager – 88,107 shares, all Officers and Directors as a group – 558,210 shares.

(3)	Mr. Kimberlin’s address is c/o Spencer Trask, 535 Madison Avenue, New York, NY 10022.
Item 13. Certain Relationships and Related Transactions and Director Independence.
In order to address the Company’s limited ability to draw against its Credit Line at the end of the second fiscal quarter, on January 2, 2008, the Company entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company may draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility. The Company voluntarily terminated the Credit Facility on February 15, 2008 and paid all amounts due thereunder with proceeds from the sale of the oxygen conserver assets to Inovo.
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
Item 14. Principal Accountant Fees and Services.
Accountant Fees and Services
During the fiscal years ended March 31, 2008 and 2007, Rose, Snyder & Jacobs and KPMG LLP provided various audit, audit-related and non-audit services to us as follows:

	Rose, Snyder and Jacobs		KPMG
Fee Category	Fiscal 2008 fees	Fiscal 2007 fees	Fiscal 2008 fees	Fiscal 2007 fees

Audit Fees (1)	$87,900	$14,400	-0-	$166,100
Audit Related Fees (2)	3,850	-0-	-0-	-0-
Tax Fees (3)	-0-	-0-	39,587	26,905
All Other Fees	-0-	-0-	-0-	-0-

Total Feels	$91,750	$14,400	$39,587	$193,005

(1)	Aggregate fees billed for professional services rendered for the audit of our 2007 and 2006 fiscal year annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for the 2007 and 2006 fiscal years.

(2)	Aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are not reported under “Audit Fees” above.

(3)	Aggregate fees billed for tax compliance and tax planning.
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
On behalf of the Board of Directors, the Audit Committee monitors the Company’s financial reporting processes and internal controls, as well as the Company’s relationship with its independent accountants and the performance of such accountants. All of the members of the Audit Committee are independent directors, and the Chairman of the Audit Committee has been determined to have the expertise to serve as chairman by the Corporate Governance Committee. The Board of Directors has adopted a charter for the Audit Committee, which can be accessed under the Investor Relations section on the Company’s website.
Management has the primary responsibility for preparation of the Company’s financial reports, the Company’s financial reporting systems, and its internal controls. The Audit Committee is not intended to supersede in any respect management’s responsibilities in this regard. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed such financial statements with management and with the Company’s independent accountants. The Audit Committee has also discussed with the independent accountants their evaluation of the Company’s financial reporting systems and internal controls, their plan of audit for fiscal 2008, the application of new accounting principles to the Company’s financial statements, and other matters required to be communicated to the Committee by the independent accountants pursuant to standards established by the American Institute of Certified Public Accountants. The Audit Committee has also dicussed with the independent accountants the matters required to be discussed by the Statement on Auditing Standards no. 61. The Audit Committee has received from the independent accountants a letter addressing matters which might bear on the independence of the accountants as required by Independence Standards Board Standard No. 1. The Audit Committee has discussed independence issues with the accountants and has reviewed their fees and scope of services rendered to the Company. The Audit Committee has discussed the performance of the independent accountants with the Company’s management.
In reliance on the foregoing, the Audit Committee has recommended to the Board of Directors the inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
Submitted by the Audit Committee of the Board of Directors,
Kathleen M. Griggs, Chairman
James M. Brophy
Philip T. Wolfstein

PART IV
Item 15. Exhibits, Financial Statement Schedules

(3)	Exhibits.

3.1	Articles of Incorporation of the Registrant, as amended (5)

3.2	Bylaws of the Registrant, as amended (1)

10.5	Pulser System License Agreement, as amended, with Robert E. Phillips, Brian L. Tiep, M.D., and Ben A. Otsap. (The Pulser System is now called the OXYMATIC.) (1)

10.20	OXYCOIL tubing License Agreement with Mary Smart (licensed under the name Respi-Coil). (3)

10.23	Summary plan description for CHAD Therapeutics, Inc. Employee Savings and Retirement Plan (4)

10.24	1994 Stock Option Plan (6)

10.25	Lease on real property at 21622 Plummer Street, Chatsworth, California (6)

10.26	TOTAL O2 Delivery System License Agreement, as amended, with the Carleton Life Support Division of Litton Industries, Inc. (7)

10.27	2004 Equity Incentive Plan (12)

10.28	Registration Rights Agreement between Calliope Capital Corporation and CHAD Therapeutics, Inc., dated July 30, 2007 (15)

10.29	Security Agreement between Calliope Capital Corporation and CHAD Therapeutics, Inc., dated July 30, 2007 (15)

10.30	Secured Convertible Note between Calliope Capital Corporation and CHAD Therapeutics, Inc., dated July 30, 2007 (15)

10.31	Secured Revolving Note between Calliope Capital Corporation and CHAD Therapeutics, Inc., dated July 30, 2007 (15)

10.32	Common Stock Purchase Warrant Agreement between Calliope Capital Corporation and CHAD Therapeutics, Inc., dated July 30, 2007 (15)

10.33	Asset Purchase Agreement between Inovo, Inc. and CHAD Therapeutics, Inc., dated November 16, 2007 (16)

10.34	Subordinated Secured Note and Warrant Purchase Agreement between Mr. Earl Yager and Mr. Thomas Jones and CHAD Therapeutics, Inc., dated January 2, 2008 (17)

10.35	Asset Purchase Agreement between Respironics, Inc. and CHAD Therapeutics, Inc., dated March 6, 2008 (18)

23.1	Consent of Independent Registered Public Accounting Firm for the years ended March 31, 2008 and 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter from the FDA authorizing the Company to market the OXYMIZER oxygen conserving device as a Class I device (1)

99.2	Letter from the FDA authorizing the Company to market the OXYMIZER Pendant oxygen conserving device as a Class I device(2)

99.3	Letter from the FDA authorizing the Company to market the OXYMATIC electronic oxygen conserver as a Class II device (3)

99.4	Letter from the FDA authorizing the Company to market the OXYCOIL coiled oxygen tubing as a Class II device(3)

99.5	Letter from the FDA authorizing the Company to market the TOTAL O2 Delivery System as a Class II device (7)

99.6	Letter from the FDA authorizing the Company to market the OXYMATIC 411 conserver as a Class II device (8)

99.7	Letter from the FDA authorizing the Company to market the OXYMATIC 401A and 411A conservers as Class II devices (8)

99.8	Letter from the FDA authorizing the Company to market the TOTAL O2 Post Valve Cylinders (9)

99.9	Letter from the FDA authorizing the Company to market the CYPRESS OXYPneumatic conserver (10)

99.10	Letter from the FDA authorizing the Company to market the SAGE Oxygen Therapeutic Device (11)

99.11	Letter from the FDA authorizing the Company to market the LOTUS Electronic Oxygen Conserver (13)

99.12	Letter from the FDA authorizing the Company to market the Bonsai Pneumatic Conserver (14)

(1)	Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-18, File No. 2-83926.

(2)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1984.

(3)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1986.

(4)	Previously filed as an Exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1993.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994.

(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2001.

(9)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

(10)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

(11)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

(12)	Previously filed as Appendix A of the Registrant’s Proxy Statement for the 2004 Annual Shareholders’ Meeting.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

(14)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2007.

(15)	Previously filed as an exhibit to the Registrants Form 8-K filed on August 3, 2007.

(16)	Previously filed as an exhibit to the Registrants Form 10-Q filed on November 19, 2007.

(17)	Previously filed as an exhibit to the Registrants Form 8-K filed on January 4, 2008.

(18)	Previously filed as an exhibit to the Registrants Form 8-K filed on March 11, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 27th day of June, 2008.

CHAD THERAPEUTICS, INC.
By	/s/ Earl L. Yager
Earl L. Yager, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Jones	Chairman of the Board of Directors	June 27, 2008

Thomas E. Jones

/s/ Earl L. Yager	Chief Executive Officer, President, and Director	June 27, 2008

Earl L. Yager	(Principal Executive Officer)

/s/ Tracy A. Kern	Chief Financial Officer	June 27, 2008

Tracy A. Kern	(Principal Financial and Accounting Officer)

/s/ Kathleen M. Griggs	Director	June 27, 2008

Kathleen M. Griggs

/s/ John C. Boyd	Director	June 27, 2008

John C. Boyd

/s/ Philip T. Wolfstein	Director	June 27, 2008

Philip T. Wolfstein

/s/ James M. Brophy	Director	June 27, 2008

James M. Brophy

Exhibit Index

Exhibit Index
Exhibit No.	Document

23.1	Consent of Independent Registered Public Accounting Firm for the years ended March 31, 2008 and 2007

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002