Form 10-Q
period 2008-06-30
CHAD THERAPEUTICS INC
filed 2008-08-14
CIK 713492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended: June 30, 2008
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 1-12214
CHAD THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

California (State of other jurisdiction of incorporation or organization)	95-3792700 (I.R.S. Employer Identification No.)
10200 Mason Avenue, Suite 114, Chatsworth, CA 91311

(Address of principal executive offices) (Zip Code)
(818) 882-0883

(Registrant’s telephone number, including area code)
21622 Plummer Street, Chatsworth, CA 91311

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of June 30, 2008, the registrant had 10,180,000 shares of its common stock outstanding.

CHAD THERAPEUTICS, INC.
Balance Sheets
June 30, 2008 and March 31, 2008
(Unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash	$683,000	$2,068,000
Accounts receivable, less allowance for doubtful accounts of $28,000 at June 30, 2008 and $166,000 and March 31, 2008	103,000	526,000
Prepaid expenses and other assets	89,000	127,000

Total current assets	875,000	2,721,000

Property and equipment, at cost	65,000	65,000
Less accumulated depreciation	33,000	30,000

Net property and equipment	32,000	35,000

Intangible assets, net	776,000	761,000
Other assets	32,000	25,000

Total assets	$1,715,000	$3,542,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,000	$95,000
Accrued expenses	1,049,000	2,274,000

Total current liabilities	1,123,000	2,369,000
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, $.01 par value, authorized 40,000,000 shares; 10,180,000 and 10,180,000 shares issued and outstanding	14,208,000	14,208,000
Accumulated deficit	(13,616,000)	(13,035,000)

Total shareholders’ equity	592,000	1,173,000

Total liabilities and shareholders’ equity	$1,715,000	$3,542,000

See accompanying notes to financial statements.

CHAD THERAPEUTICS, INC.
Statements of Operations
For the three months ended June 30, 2008 and 2007

	Three Months Ended
	June 30,
	2008	2007
Costs and expenses:
Selling, general, and administrative	$403,000	$647,000
Research and development	208,000	224,000

Costs and expenses from continuing operations	611,000	871,000

Other income	30,000	—
Interest Expense	—	22,000

Loss from continuing operations before income tax expense	(581,000)	(893,000)
Income tax expense	—	4,000

Net loss from continuing operations	(581,000)	(897,000)
Discontinued operations (Note 2)
Earnings (Loss) from discontinued operations	—	(393,000)

Net loss	$(581,000)	$(1,290,000)

Basic and diluted loss per share, continuing operations	$(0.06)	$(0.09)

Basic and diluted loss per share, discontinued operations	$—	$(0.04)

Total basic and diluted loss per share	$(0.06)	$(0.13)

Weighted shares outstanding:
Basic	10,180,000	10,180,000
Diluted	10,180,000	10,180,000

CHAD THERAPEUTICS, INC.
Condensed Statement of Shareholders’ Equity
For the three months ended June 30, 2008
(Unaudited)

	Common Shares		Accumulated
	Shares	Amount	Deficit

Balance as of March 31, 2008	10,180,000	14,208,000	$(13,035,000)

Net loss	—	—	(581,000)

Balance at June 30, 2008	10,180,000	14,208,000	$(13,616,000)

See accompanying notes to condensed financial statements.

CHAD Therapeutics, Inc.
Condensed Statement of Cash Flows
For the three months ended June 30, 2008 and 2007

	Three Months Ended
	June,
	2008	2007
Cash flows from operating activities:
Net loss	$(581,000)	$(1,290,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,000	77,000
Amortization of intangibles	7,000	59,000
Provision for losses on receivables	(138,000)	(1,000)
Stock-based compensation	—	4,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	561,000	895,000
Decrease (increase) in inventories	—	687,000
Decrease (increase) in prepaid expenses and other assets	31,000	33,000
Increase (decrease) in accounts payable	(21,000)	(551,000)
Increase (decrease) in accrued expenses	(1,225,000)	18,000

Net cash used in operating activities	(1,363,000)	(69,000)
Cash flows from investing activities:
Additions to intangible assets	(22,000)	(25,000)
Capital expenditures	—	(20,000)

Net cash used in investing activities	(22,000)	(45,000)

Net increase (decrease) in cash	(1,385,000)	(114,000)
Cash beginning of period	2,068,000	375,000

Cash end of period	$683,000	$261,000

See accompanying notes to condensed financial statements.

CHAD THERAPEUTICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Going Concern

CHAD Therapeutics, Inc. (the “Company”) is now working exclusively on the development and commercialization of diagnostic and therapeutic devices for the sleep disorder market. In February and March 2008, the Company sold all of its oxygen product assets, in two separate transactions, and exited the oxygen market entirely. The Company closed its production facilities located in Chatsworth, California in June 2008, and there will be no further costs or revenues associated with its former oxygen product line. The Company is currently developing diagnostic and therapeutic products for the sleep disorder market. It received 510k clearance for its first product in July 2008. Currently, the Company is not generating revenues from any of the sleep products it has under development.

In the opinion of management, all adjustments necessary, which are of a normal and recurring nature, for a fair presentation of the results for the interim periods presented, have been made. The results for the three-month period ended June 30, 2008, are not necessarily indicative of the results expected for the year ended March 31, 2009. The interim statements are condensed and do not include some of the information necessary for a more complete understanding of the financial data. Accordingly, your attention is directed to the footnote disclosures found in the March 31, 2008, Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

The Company’s financial statements have been prepared and presented on a basis assuming it will continue as a going concern. However, the Company’s prospects must be considered in light of substantial risks. The Company has experienced net losses since its fiscal year ended March 31, 2006 and as of June 30, 2008, it had an accumulated deficit of approximately $13,616,000. For the three-months ended June 30, 2008, the Company had a net loss of $581,000 and utilized approximately $1,363,000 of cash in operating activities. The Company expects operating losses to continue through its foreseeable future as the sleep products do not yet generate revenue. The Company is in need of additional financing or a strategic arrangement in order to continue operations. These factors, amongst others, raise substantial doubts about the Company’s ability to continue as a going concern.

On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer assumed certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc., (“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2

Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1.825 million. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $(393,000) for the three months ended June 30, 2007, has been presented in the Statements of Operations as a component of earnings (loss) from discontinued operations.

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

2.	Discontinued Operations

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

The following results of the oxygen business have been presented as earnings (loss) from discontinued operations in the accompanying statements of operations:

	2008	2007
Net sales	$—	$3,973,000
Cost of sales	—	3,178,000

Gross profit	—	795,000
Operating expenses	—	1,141,000
Other expenses	—	47,000

Earnings (loss) from discontinued operations	$—	$(393,000)
3.	Revenue Recognition

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

4.	Major Customers

	Three Months Ended
	June 30,
	2008	2007
Customer A**	*	47.7%

*	Indicates sales less than 10% of the Company’s Net Sales balance

**	Indicates national chain customer
5.	Concentration of Credit Risk

At times the Company maintains balances of cash that exceed $100,000 per financial institution, the maximum insured by the Federal Deposit Insurance Corporation. Further, the Company maintains a portion of its cash funds in an interest bearing, uninsured account. The Company’s right to the cash is subject to the risk that the financial institution will not pay when cash is requested. The potential loss is the amount in any one financial institution over $100,000 and/or all funds in the interest bearing account. At June 30, 2008, the amount at risk was approximately $142,000.

The significant outstanding accounts receivable balances in 2008 were as follows:

	June 30	March 31
Customer A	41.7%	47.1%
Customer B	*	20.8%
Customer C	26.1%	*
Customer D	16.6%	*

*	Indicates receivables balance less than 10% of the Company’s net accounts receivable balance.
6.	Inventories

Due to the sales of its oxygen assets in February and March of 2008, the Company did not have any inventory at June 30, 2008 or March 31, 2008.

7.	Long-Term Debt and Revolving Line of Credit

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

On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note was payable in equal installments over 36 months beginning in November 2007 and maturing in July 2010 and bore interest at prime plus 2%, and the Credit Line bore interest at prime plus 1.5%. A portion of that financing was used to pay all outstanding obligations on the Company’s factoring arrangement. At the Investor’s option, the Convertible Note could have been converted into shares of the Company’s common stock at any time during the term of the note at a conversion price of $1.18. The closing price of the Company’s common stock on the issue date of the Convertible Note was $1.00 per share. In addition, warrants to purchase up to 976,744 shares of the Company’s common stock were issued to the Investor with an exercise price of $1.24 per share. The Investor was granted registration rights with respect to the shares underlying the warrants. The warrants include a lock-up feature for a period of 12 months after any warrants are exercised. On February 13, 2008, the Company voluntarily terminated both the Convertible Note and the revolving Credit Line. The warrants issued to Calliope Capital Corporation remain outstanding but unexercised at June 30, 2008.

In order to address the Company’s limited ability to draw against its Credit Line at the end of the second fiscal quarter, on January 2, 2008, the Company entered a Subordinated Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company could draw an aggregate of $1,000,000, subject to certain conditions. The Company voluntarily terminated the Credit Facility on February 15, 2008.

In connection with the Credit Facility, Mr. Yager and Mr. Jones each received 321,428 warrants to purchase our common stock at a price per share equal to $0.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The number of shares issuable for each warrant will be equal to (a) the principal amount of the Note issued at the initial closing multiplied by 0.30, divided by (b) the exercise price. The warrants have a term of five years. No additional warrants are issuable in connection with any additional borrowings the Company may make under the Credit Facility.

8.	Income Tax Expense

Based on management’s earnings projections for the fiscal year ended 2008, the Company has forecasted an effective tax rate of 35 percent. As of March 31, 2008, the Company has Federal net operating loss carryforwards of approximately $12,000,000 of which $1,459,000 expires in 2027 and the balance in 2028 and California net operating loss carryforwards of approximately $11,000,000 of which $3,442,000 expires in 2013 with the balance expiring in 2014. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2008, the Company’s deferred tax assets are fully offset by a valuation allowance.

9.	Geographic Information

The Company has one reportable operating segment. Geographic information regarding the Company’s net sales is as follows:

	Three Months Ended
	June 30,
	2008	2007
United States	$—	$3,579,000
Canada	—	35,000
Japan	—	58,000
Europe	—	143,000
All other countries	—	158,000

	$—	$3,973,000

Sales for the three-months ended June 30, 2007 are solely of the Company’s oxygen related products. Due to the sale of the all of the Company’s oxygen assets, there will be no further sales of oxygen related products. The Company has not yet brought any of its sleep products to market.

All long-lived assets are located in the United States.

Sales of OXYMATIC®, LOTUS and CYPRESS OXYPneumatic® conservers and SAGE Therapeutic devices accounted for 70% of the Company’s sales for the three-month period ended June 30, 2007.

10.	Stock Option Plan

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share-Based Payment,” which revised SFAS 123, “Accounting for Stock-Based Compensation.” The Company adopted FAS 123R using the modified prospective transition method. Previously, the Company had followed APB 25, accounting for employee stock options at intrinsic value. Accordingly, during the three-month period ended June 30, 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of April 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after April 1, 2006, the Company would recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company would recognize compensation expense using a straight-line method. As FAS 123R requires that stock based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended June 30, 2007, has been reduced for estimated forfeitures. For the three-month period ended June, 2007, stock-based compensation expense of $4,000 was recorded to selling, general, and administrative expenses, all of which was due to FAS 123R option expense. All of the Company’s options were fully vested prior to the three-months ended June 30, 2008 so no stock compensation expense was recorded. Due to the prospective adoption of SFAS No. 123R, results for prior period have not been restated.

The Company has an equity incentive plan (the Plan) for key employees as defined under Section 422(A) of the Internal Revenue Code. The Plan provides that 750,000 common shares be reserved for issuance under the Plan, which expires on September 8, 2014, of which approximately 535,000 are available for future grant at June 30, 2008. In addition, the Plan provides that non-qualified options can be granted to directors and independent contractors of the Company. Stock options are granted with an exercise price equal to the market value of a share of the Company’s stock on the date of the grant. Historically, grants to non-employee directors have vested over two years, while the majority of grants to employees have vested over two to five years of continuous service.

The fair value of each stock option award is estimated on the date of the grant using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company’s stock. No expected dividend yield is used since the Company has not historically declared or paid dividends and no dividends are expected in the foreseeable future. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option. The Company did not grant any stock options during the three months ended June 30, 2008 and 2007, respectively. A summary of stock option activity as of and for the three-months ended June 30, 2008, is presented below:

			Remaining
		Exercise	Contractual
		Price Per	Term
	Shares	Share	(in years)

Outstanding at March 31, 2008	844,000	$2.01
Granted	—	—
Exercised	—	—
Forfeited or expired	139,000	2.28

Outstanding at June 30, 2008	705,000	$1.94	3.0

As of June 30, 2008:
Exercisable	705,000	$1.94	3.0
Vested and expected to vest	705,000	$1.94	3.0

No options were granted or exercised during the three-months ended June 30, 2008 or 2007.
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock at June 30, 2008 for the options that were in-the-money at June 30, 2008. As of June 30, 2008, there was no unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the Plan.
11.	Warrants
In connection with the Convertible Note financing transaction that the Company entered into in July 2007, the Company issued warrants to purchase up to 997,702 shares of the Company’s common stock at an exercise price of $1.24 per share. The closing price of the Company’s common stock on the issue date of the warrants was $1.00 per share. The fair value of the warrants was approximately $601,000 and was determined using a Black Scholes pricing model using the following assumptions; volatility — 67%, interest rate — 4.8%, projected term — seven (7) years, dividend yield — zero. These warrants expire ten years from the date of issue and have a lock-up period of 12 months after any warrants are exercised. The Company recognized $601,000 of expense related to the issuance of the warrants as of March 31, 2008 upon repayment of the financing.
In connection with the Credit Facility that the Company entered into in January 2008, the Company issued Mr. Yager and Mr. Jones each 321,428 warrants to purchase the Company’s common stock at a price per share equal to $.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The number of shares issuable for each warrant will be equal to (a) the principal amount of the Note issued at the initial closing multiplied by 0.30, divided by (b) the exercise price. The warrants have a term of five years. The company fully recognized warrant expense of $73,000 upon repayment of the Credit Facility in February 2008. The value was calculated using the Black Scholes pricing model with the following assumptions: volatility — 67%, interest rate — 4.8%, projected term — five (5) years, dividend yield — zero.

12.	Commitments
The Company was leasing its administrative and plant facilities and certain office equipment under noncancelable operating leases that expired in June 2008. The Company vacated those premises in June 2008 upon expiration of the lease. The Company entered into a new lease for an administrative and warehouse facility of approximately 1,200 square feet which will expire in December 2008 and has a monthly obligation of $1,200. Rent expense amounted to $153,000 and $145,000 for the three months ended June 30, 2008 and 2007, respectively. The Company is also responsible for common area maintenance costs, including taxes, insurance and other maintenance costs at its new facility.
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
13.	Use of Estimates
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
Overview
Chad Therapeutics, Inc., a California corporation (the “Company”) was organized in August 1982 to develop, produce, and market respiratory care devices designed to improve the efficiency of oxygen delivery systems for both home and hospital treatment of patients who require supplemental oxygen (the “oxygen business”). The Company introduced its first respiratory care device in the market in June of 1983 and introduced additional respiratory care devices in subsequent years. During the quarter ended March 31, 2008, the Company sold all of its assets related to the oxygen business.
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
On November 16, 2007, the Company entered into a definitive agreement, subject to shareholder approval, to sell to Inovo, Inc. (the “Buyer”) substantially all of the assets of the Company related to the oxygen conserver business including accounts receivable, inventory, and certain equipment and intellectual property (the “Asset Sale”) pursuant to an Asset Purchase Agreement (the “APA”). Pursuant to the APA, the Buyer assumed certain liabilities and obligations related to the Company’s oxygen conserver business. The Company’s shareholders voted to approve the sale of the Company’s oxygen conserver business on January 31, 2008 and the Asset Sale was completed for $5,250,000 on February 15, 2008. On March 6, 2008, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Respironics, Inc., (“Respironics”). Pursuant to the Purchase Agreement, Respironics acquired the Company’s assets related to the transfilling oxygen business, the Total O2 Delivery System, including the OMNI-5 In-Home Filling System, OMNI-2 In-Home Filling System, Omni Fill technology and the Company’s Post Valve patent for the purchase price of $1,825,000. Under the terms of the Purchase Agreement, Respironics assumed certain liabilities and obligations related to the Company’s transfilling oxygen business and the Company agreed to indemnify Respironics for expenses arising out of any breach of its representations or warranties. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $(393,000) for the three-months ended June 30, 2007 has been presented in the Statements of Operations as a component of earnings (loss) from discontinued operations.
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
Results of Operations
Due to the sale of the Company’s oxygen assets, the Company does not have any sales for the three months ended June 30, 2008. In July 2008, the Company received 510k clearance from the FDA for its first sleep product.
Selling, general, and administrative expenditures for continuing operations decreased 38% as compared to the prior year due to the sale of the company’s oxygen business.

Research and development expense for continuing operations decreased by $16,000 as compared to the same period in the prior year. Currently management expects research and development expenditures to total approximately $950,000 in the fiscal year ending March 31, 2009, on projects to enhance and expand the Company’s sleep product line. During fiscal year 2008, the Company spent $770,000 on research and development related to development of its sleep product line.
At March 31, 2008, the Company had Federal net operating loss carryforwards of $12,000,000 of which $1,459,000 expires in 2027 and the balance in 2028 and California net operating loss carryforwards of $11,255,000 of which $3,442,000 expires in 2013 and the balance expiring in 2014. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. At June 30, 2008 and 2007, the Company’s deferred tax assets are fully offset by a valuation allowance. The Company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets may be recognized in the future.
Financial Condition
Liquidity
We do not have adequate capital resources to meet our obligations for the next 12 months. At June 30, 2008, the Company had cash totaling $683,000 or 39.8% of total assets, as compared to $2,068,000 (58.4% of total assets) at March 31, 2008. Net working capital decreased from $352,000 at March 31, 2008, to $(248,000) at June 30, 2008. Net accounts receivable decreased $423,000 during the three months ended June 30, 2008, due to the sale of the Company’s oxygen product line. The Company sold all of its inventory due to the sale of its oxygen product line in the fourth quarter of fiscal year 2008.
Through June 30, 2008, the Company provided services under transition agreements with Inovo, Inc. and Respironics, Inc. Upon termination of those services, the Company has no further source of income until it is able to generate revenues from the sale of its products for the sleep disorder market. The Company received permission from the FDA to begin marketing the first of its sleep products in July 2008; however, no assurance can be given with respect to if and when the Company will begin to generate revenues from the sale of such products.
The Company’s current operating plan contemplates monthly cash requirements of approximately $190,000 to pay for the development and commercialization of our products for the sleep disorder market.
In addition, we have outstanding certain severance obligations as a result of the termination of certain employees following the sale of our oxygen assets. As of June 30, 2008, the aggregate amount of such severance obligation is approximately $715,000 with $521,000 payable in September 2008, and $194,000 to be paid in December 2008.

In order to have adequate funding to expedite the development and commercialization of our sleep disorder products and meet our outstanding obligations, we will require additional funding. Although several potential investors and strategic partners have expressed a preliminary interest in our sleep disorder products, we do not currently have in place any commitments for financing.
If we do raise additional financing through the sale of securities to support our sleep disorder strategy, the terms of any such financing may significantly dilute the equity interests of our current shareholders. Moreover, such financing may be in the form of senior equity with liquidation and other preferences over our common stock. The financing could also be in the form of convertible or non-convertible debt which could place significant restrictions upon our business operations.
If we are unable to raise sufficient funds to implement our strategy for the sleep disorder market, then our prospects for success will be materially diminished as we will lack the ability to aggressively market our sleep disorder products. Moreover, we will lack sufficient funds to meet all of our severance and other obligations as they mature.
Capital Resources
Historically, the Company had depended primarily upon its cash flow from operations to finance its operating expenses and to meet its capital requirements. However, recent operating trends have required the Company to seek outside financing in order to enhance its cash resources. The Company’s cash flow for the three months ended June 30, 2008, was negative and the Company cannot predict if and when it will generate a positive cash flow from operations.
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
On July 30, 2007, the Company entered into a financing transaction with Calliope Capital Corporation , a Delaware corporation (the “Investor”) pursuant to which the Company issued to the Investor a $750,000 convertible term note (“Convertible Note”) and a $2,750,000 revolving credit line (“Credit Line”), all secured by the Company’s assets. The Convertible Note was payable in equal installments over 36 months and bore interest at prime plus 2%, and the Credit Line bore interest at prime plus 1.5%. A portion of the financing was used to pay all outstanding obligations on the Company’s factoring arrangement. The Company voluntarily terminated the Credit Line and Convertible Note on February 15, 2008 and paid all amounts due thereunder with proceeds from the sale of its oxygen conserver assets to Inovo.
In order to address the Company’s limited ability to draw against its Credit Line at the end of the second fiscal quarter, on January 2, 2008, the Company entered a Subordinated

Secured Note and Warrant Purchase Agreement (the “Credit Facility”) with Mr. Earl Yager and Mr. Thomas Jones, our Chief Executive Officer and our Chairman of the Board, respectively. The Company entered into the financing arrangement after it was unsuccessful in obtaining financing on acceptable terms from a third party. The terms of the financing arrangement were negotiated and approved by the Company’s independent directors who concluded that the terms were more favorable to the Company than those available from third party lenders. Pursuant to the terms of the Credit Facility, the Company could draw an aggregate of $1,000,000, subject to certain conditions. As of February 12, 2008, the Company had borrowed $550,000 under this facility. The Company voluntarily terminated the Credit Facility on February 15, 2008 and paid all amounts due thereunder with proceeds from the sale of its oxygen conserver assets to Inovo.
In connection with the Credit Facility, Mr. Yager and Mr. Jones each received 321,428 warrants to purchase our common stock at a price per share equal to $0.28 (the average closing price of our common stock on the American Stock Exchange for the five days immediately preceding the initial funding under the Credit Facility). The warrants have a term of five years.
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
In addition to the severance agreement with Mr. Jones, the Company is also a party to a severance agreement with its CEO, Earl Yager. Under the agreement, the CEO is entitled to a severance pay equal to 200% of his annual salary upon a change of duties, as defined in the agreement. The Company has not recorded the obligation under the severance agreement for these two individuals because 100% of their salaries are still being accrued, and management believes a change in duties has not occurred. However, only a small fraction of their salary has been paid to them. Should the Company not pay their salary in full, or a change of duties occur, the Company will be obligated to pay them $800,000 in severance pay.
The Company has not adopted any programs that provide for post-employment retirement benefits; however, it has on occasion provided such benefits to individual employees. The Company does not enter into any transactions in derivatives, and has no material transactions with any related parties.
Off Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements with any special interest purpose entities or any other parties.
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
Intangible and long-lived assets — The Company’s intangible assets consist of license fees and the costs associated with obtaining patents including legal and filing fees. At June 30, 2008, all of these intangible assets relate to products under development for the sleep disorder market. The Company uses actual costs when recording these intangible assets. If there is a triggering event, the Company assesses whether or not there has been an impairment of intangible and long-lived assets in evaluating the carrying value of these assets. Assets are considered impaired if the carrying value is not recoverable over the useful life of the asset. If an asset is considered impaired, the amount by which the carrying value exceeds the fair value of the asset is written off. In assessing the carrying amounts of the assets related to the sleep disorder market, the Company has considered the size of the market and potential future cash flows for these products based on statistics available through the National Institute of Health and Medicare, as well as data from other professional sources. The Company bases the useful life of its intangible assets on the assets patent life, currently 17 years. The Company utilizes patent life as its useful life due to its product history. The Company’s experience has been that technology supported by the patents the Company has established is utilized for the entire life of the patent. The likelihood of a material change in the Company’s reported results is dependent on each asset’s ability to continue to generate income, loss of legal ownership or title to an asset, and the impact of significant negative industry or economic trends.
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
Item 4. Controls and Procedures

Item 4T. Controls and Procedures
(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
(b) During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.24	1994 Stock Option Plan (1)

10.27	2004 Equity Incentive Plan (1)

10.28	Security Agreement dated July 30, 2007 (2)

10.29	Registration Rights Agreement dated July 30, 2007 (3)

10.30	Secured Convertible Term Note dated July 30, 2007 (3)

10.31	Secured Revolving Note dated July 30, 2007 (3)

10.32	Warrant dated July 30, 2007 (3)

10.33	Asset Purchase Agreement dated November 16, 2007(4)

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.

(1)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1996.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1998.

(3)	Previously filed as an Exhibit to the Registrant’s Form 8-K dated August 3, 2007.

(4)	Previously filed as an Exhibit to the Registrants Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAD THERAPEUTICS, Inc.
(Registrant)
Date 08/14/2008	/s/ Earl L. Yager
Earl L. Yager
President and Chief Executive Officer

Date 08/14/2008	/s/ Tracy A. Kern
Tracy A. Kern
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CEO

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 for CFO

32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this quarterly report), unless CHAD Therapeutics specifically incorporates the foregoing information into those documents by reference.